Form 10QSB
period 1999-06-30
PONTE NOSSA ACQUISITION CORP
filed 1999-07-30
CIK 1082249

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10Q-SB


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

_______________ to _______________

Commission File Number 0-25611


                        PONTE NOSSA ACQUISITION CORP.
               (Name of Small Business Issuer in its charter)


                  Delaware                          33-0838660
       -------------------------------           -------------------
       (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)           IDENTIFICATION NO.)


                   2600 Michelson Drive, Suite 490, Irvine,
                             California 92612
                   ----------------------------------------
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                (949) 475-9600
               (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)


____ Check whether the issuer (1) filed all reports required to be filed by
Section 13 of 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes      No  X
             ---     ---

As of June 30, 1999, the Company had 500,000 shares of its $.001 par value common stock issued and outstanding.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unaudited Condensed Balance Sheet at June 30, 1999...........................

Unaudited Condensed Statements of Operations for the three month periods ended June 30, 1999 and 1998 and for the period from inception
(April 21, 1997) to June 30, 1999............................................

Unaudited Condensed Statements of Operations for the six month periods ended June 30, 1999 and 1998 and for the period from inception (April 21, 1997) to
June 30, 1999................................................................

Unaudited Condensed Statements of Cash Flows for the six month periods ended June 30, 1999 and 1998 and for the period from inception (April 21, 1997) to
June 30, 1999................................................................

Notes to Unaudited Condensed Financial Statements............................

                          PONTE NOSSA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET
                                   (UNAUDITED)
                                  JUNE 30, 1999


                                     ASSETS

Total assets                                                                                      $    --
                                                                                                  -------
                                                                                                  -------


                          LIABILITIES AND SHAREHOLDERS' EQUITY
TOTAL LIABILITIES                                                                                 $    --
                                                                                                  -------
SHAREHOLDERS' EQUITY:
   Preferred stock, 10,000,000 shares authorized, $.001 par value,
      none issued and outstanding                                                                      --
   Common stock, 20,000,000 shares authorized, $.001 par value,
      500,000 shares issued and outstanding                                                           500
   Additional paid in capital                                                                       2,118
   Deficit accumulated during the development stage                                                (2,618)
                                                                                                  -------

      NET SHAREHOLDERS' EQUITY
                                                                                                       --
                                                                                                  -------

                                                                                                  $    --
                                                                                                  -------
                                                                                                  -------

                          PONTE NOSSA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                            CUMULATIVE
                                                                            THREE MONTHS                  FROM INCEPTION
                                                                           ENDED JUNE 30,                 (APRIL 21 1997)
                                                                 --------------------------------           TO JUNE 30,
                                                                     1999                 1998                 1999
                                                                     ----                 ----            ---------------
COSTS AND EXPENSES:

  General and administrative expenses                              $  1,439             $    225              $ 2,618
                                                                   --------             --------              -------

NET LOSS                                                           $ (1,439)            $   (225)             $(2,618)
                                                                   --------             --------              -------
                                                                   --------             --------              -------

BASIC AND DILUTED NET LOSS PER COMMON SHARE                        $  0.003             $     --
                                                                   --------             --------
                                                                   --------             --------

BASIC AND DILUTED WEIGHTED AVERAGE
 NUMBER OF COMMON SHARES OUTSTANDING                                500,000              500,000
                                                                   --------             --------
                                                                   --------             --------

                          PONTE NOSSA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                            CUMULATIVE
                                                                             SIX MONTHS                   FROM INCEPTION
                                                                           ENDED JUNE 30,                 (APRIL 21 1997)
                                                                 --------------------------------           TO JUNE 30,
                                                                     1999                 1998                 1999
                                                                     ----                 ----            ---------------
COSTS AND EXPENSES:

  General and administrative expenses                              $  1,769             $    325              $ 2,618
                                                                   --------             --------              -------

NET LOSS                                                           $ (1,769)            $   (325)             $(2,618)
                                                                   --------             --------              -------
                                                                   --------             --------              -------

BASIC AND DILUTED NET LOSS PER COMMON SHARE                        $  0.004             $  0.001
                                                                   --------             --------
                                                                   --------             --------

BASIC AND DILUTED WEIGHTED AVERAGE
 NUMBER OF COMMON SHARES OUTSTANDING                                500,000              500,000
                                                                   --------             --------
                                                                   --------             --------

                          PONTE NOSSA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                           CUMULATIVE
                                                                            SIX MONTHS                   FROM INCEPTION
                                                                           ENDED JUNE 30,               (APRIL 21, 1997)
                                                                    ------------------------               TO JUNE 30,
                                                                    1999              1998                    1999
                                                                    ----              ----              ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $(1,769)           $(325)                $(2,618)
  Adjustments to reconcile net loss to net cash
    used by operating activities:                                       --               --                      --
                                                                   -------            -----                 -------
    Net cash used by operating activities                           (1,769)            (325)                 (2,618)
                                                                   -------            -----                 -------

CASH FLOWS FROM INVESTING ACTIVITIES                                    --               --                      --
                                                                   -------            -----                 -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                              --               --                     500

  Capital contribution                                               1,769              325                   2,118
                                                                   -------            -----                 -------

    Net cash provided by financing activities                        1,769              325                   2,618
                                                                   -------            -----                 -------

Net increase (decrease) in cash                                         --               --                      --
                                                                   -------            -----                 -------

CASH, BEGINNING OF PERIOD                                               --               --                      --
                                                                   -------            -----                 -------

CASH, END OF PERIOD                                                $    --            $  --                 $    --
                                                                   -------            -----                 -------
                                                                   -------            -----                 -------

                          PONTE NOSSA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

NOTE A -- BASIS OF PRESENTATION

      The accompanying unaudited financial statements of Ponte Nossa Acquisition Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1998.

NOTE B -- NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION

      The Company was formed on April 21, 1997 under the laws of the state of Delaware. From inception, the Company has been inactive and has had no significant operations. The Company is authorized to do any legal business activity as controlled by Delaware law. The Company is classified as a development stage company because its principal activities involve seeking to acquire business opportunities.

      BASIC AND DILUTED NET LOSS PER SHARE

      Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"), which superseded Accounting Principles Board Opinion 15 ("APB 15"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At June 30, 1999 there were no dilutive convertible shares, stock options or warrants.

                          PONTE NOSSA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE C -- SHAREHOLDERS' EQUITY

      In April 1997, the Company issued 420,000 shares of common stock at a price of $.001 per share to its founders. The Company also issued 80,000 shares of common stock at a price of $.001 per share in a limited private placement to 50 investors.

NOTE D -- GOING CONCERN

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Additional capital infusion is necessary in order to acquire business opportunities and achieve profitable operations. This factor raises substantial doubt about the Company's ability to continue as a going concern.

      The Company's management intends to raise additional funds through equity offerings. However, there can be no assurance that management will be successful in this endeavor.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATIONS

     The Company was organized in April 1997 for the purpose of listing its securities on an electronic stock exchange and then acquiring an interest in a suitable operating business, which may include assets or shares of another entity to be acquired by the Company directly or through a subsidiary. The Company has not yet engaged in business and has had no revenues. As of June 30, 1999, the Company had no assets or liabilities. The Company was originally capitalized with $500 in April 1997. Between April 1997 and June 30, 1999, the management of the Company (who also are the controlling shareholders of the Company) have contributed an additional $2,118 to the capital of the Company. Management expects that the Company's working capital requirements will be nominal and will be satisfied through additional capital contributions by management as required.

FORWARD LOOKING STATEMENTS

     This report contains forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "endeavor," "expect," "anticipate," "estimate," "intends," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks described in the section "Part I,
Item 1, Description of Business--Risk Factors" of the Company's Registration Statement on Form 10-SB on file with the Commission. Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements all of which speak only as of the date made.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        Inapplicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        Inapplicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        Inapplicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Inapplicable.

ITEM 5. OTHER INFORMATION.

        Inapplicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) EXHIBITS.

        Exhibit 27.

        (b) REPORTS ON FORM 8-K

        Inapplicable.

                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PONTE NOSSA ACQUISITION CORP.,
                                       a Delaware corporation

Date: July 26, 1999                    By: /s/ DANILO CACCIAMATTA
                                           ---------------------------------
                                           Danilo Cacciamatta,
                                           Chief Executive Officer and Chief
                                           Financial Officer