Form 10QSB
period 1999-03-31
PONTE NOSSA ACQUISITION CORP
filed 1999-08-03
CIK 1082249

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10Q-SB


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

As of March 31, 1999, the Company had 500,000 shares of its $.001 par value common stock issued and outstanding.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unaudited Condensed Balance Sheet at March 31, 1999...........................

Unaudited Condensed Statements of Operations for the three month periods ended March 31, 1999 and 1998 and for the period from inception
(April 21, 1997) to March 31, 1999............................................

Unaudited Condensed Statements of Cash Flows for the three month periods ended March 31, 1999 and 1998 and for the period from inception (April 21, 1997) to
March 31, 1999................................................................

Notes to Unaudited Condensed Financial Statements.............................

                          PONTE NOSSA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET
                                   (UNAUDITED)
                                 MARCH 31, 1999


                                     ASSETS

Total assets                                                                                      $    --
                                                                                                  -------
                                                                                                  -------


                          LIABILITIES AND SHAREHOLDERS' EQUITY
TOTAL LIABILITIES                                                                                 $    --
                                                                                                  -------
SHAREHOLDERS' EQUITY:
   Preferred stock, 10,000,000 shares authorized, $.001 par value,
      none issued and outstanding                                                                      --
   Common stock, 20,000,000 shares authorized, $.001 par value,
      500,000 shares issued and outstanding                                                           500
   Additional paid in capital                                                                         679
   Deficit accumulated during the development stage                                                (1,179)
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
                                                                                                  -------
                                                                                                  -------

                          PONTE NOSSA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                            CUMULATIVE
                                                                            THREE MONTHS                  FROM INCEPTION
                                                                           ENDED MARCH 31,                (APRIL 21 1997)
                                                                 --------------------------------           TO MARCH 31,
                                                                     1999                 1998                 1999
                                                                     ----                 ----            ---------------
COSTS AND EXPENSES:

  General and administrative expenses                              $    330             $    100              $ 1,179
                                                                   --------             --------              -------

NET LOSS                                                           $   (330)            $   (100)             $(1,179)
                                                                   --------             --------              -------
                                                                   --------             --------              -------

BASIC AND DILUTED NET LOSS PER COMMON SHARE                        $ (0.001)            $     --
                                                                   --------             --------
                                                                   --------             --------

BASIC AND DILUTED WEIGHTED AVERAGE
 NUMBER OF COMMON SHARES OUTSTANDING                                500,000              500,000
                                                                   --------             --------
                                                                   --------             --------

                          PONTE NOSSA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                           CUMULATIVE
                                                                           THREE MONTHS                  FROM INCEPTION
                                                                          ENDED MARCH 31,               (APRIL 21, 1997)
                                                                    ------------------------               TO MARCH 31,
                                                                    1999              1998                    1999
                                                                    ----              ----              ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $  (330)           $(100)                $(1,179)
  Adjustments to reconcile net loss to net cash
    used by operating activities:                                       --               --                      --
                                                                   -------            -----                 -------
    Net cash used by operating activities                             (330)            (100)                 (1,179)
                                                                   -------            -----                 -------

CASH FLOWS FROM INVESTING ACTIVITIES                                    --               --                      --
                                                                   -------            -----                 -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                              --               --                     500

  Capital contribution                                                 330              100                     679
                                                                   -------            -----                 -------

    Net cash provided by financing activities                          330              100                   1,179
                                                                   -------            -----                 -------

Net increase (decrease) in cash                                         --               --                      --
                                                                   -------            -----                 -------

CASH, BEGINNING OF PERIOD                                               --               --                      --
                                                                   -------            -----                 -------

CASH, END OF PERIOD                                                $    --            $  --                 $    --
                                                                   -------            -----                 -------
                                                                   -------            -----                 -------

                          PONTE NOSSA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  MARCH 31, 1999

NOTE A -- BASIS OF PRESENTATION

      The accompanying unaudited financial statements of Ponte Nossa Acquisition Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1998.

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

      BASIC AND DILUTED NET LOSS PER SHARE

      Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"), which superseded Accounting Principles Board Opinion 15 ("APB 15"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At March 31, 1999 there were no dilutive convertible shares, stock options or warrants.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATIONS

     The Company was organized in April 1997 for the purpose of listing its securities on an electronic stock exchange and then acquiring an interest in a suitable operating business, which may include assets or shares of another entity to be acquired by the Company directly or through a subsidiary. The Company has not yet engaged in business and has had no revenues. As of March 31, 1999, the Company had no assets or liabilities. The Company was originally capitalized with $500 in April 1997. Between April 1997 and March 31, 1999, the management of the Company (who also are the controlling shareholders of the Company) have contributed an additional $2,118 to the capital of the Company. Management expects that the Company's working capital requirements will be nominal and will be satisfied through additional capital contributions by management as required.

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

                                       PONTE NOSSA ACQUISITION CORP.,
                                       a Delaware corporation

Date: August 2, 1999                   By: /s/ DANILO CACCIAMATTA
                                           ---------------------------------
                                           Danilo Cacciamatta,
                                           Chief Executive Officer and Chief
                                           Financial Officer