Form 10QSB
period 1999-09-30
PONTE NOSSA ACQUISITION CORP
filed 1999-11-22
CIK 1082249

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10Q-SB

      (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the transition period from
_______________ to _______________

Commission File Number 0-_______



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

                                 (949) 475-9600
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No -------

As of September 30, 1999, the Company had 500,000 shares of its $.001 par value common stock issued and outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements


Unaudited Condensed Consolidated Balance Sheet at September 30, 1999........

Unaudited Condensed Consolidated Statements of Operations for the
     three and nine month periods ended September 30, 1999 and 1998 and for the period from inception (April 21, 1997) to
     September 30, 1999.....................................................

Unaudited Condensed Consolidated Statements of Cash Flows for the
nine month periods ended September 30, 1999 and 1998 and for the period from inception (April 21, 1997) to September 30, 1999................

Notes to Condensed Consolidated Financial Statements........................

                          PONTE NOSSA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                  Balance Sheet
                                   (Unaudited)
                               September 30, 1999


                                     ASSETS

TOTAL ASSETS                                                       $          -
                                                                   =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

TOTAL LIABILITIES                                                  $          -
                                                                   -------------

SHAREHOLDERS' EQUITY:

   Preferred stock, 10,000,000 shares authorized, $.001 par value,
      none issued and outstanding                                             -
   Common stock, 20,000,000 shares authorized, $.001 par value,
      500,000 shares issued and outstanding                                 500
   Additional paid in capital                                             5,428
   Deficit accumulated during the development stage                      (5,928)
                                                                   -------------

      NET SHAREHOLDERS' EQUITY                                                -
                                                                   -------------

                                                                   $          -
                                                                   =============

                          PONTE NOSSA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            Statements of Operations
                                   (Unaudited)


                                                                                                     CUMULATIVE
                                                                          THREE MONTHS             FROM INCEPTION
                                                                        ENDED SEPTEMBER 30,        (APRIL 21, 1997)
                                                                   -----------------------------   TO SEPTEMBER 30,
                                                                       1999            1998             1999
                                                                   -------------   -------------   -------------

Costs and expenses:

  General and administrative expenses                              $      3,310    $        190    $      5,928
                                                                   -------------   -------------   -------------

NET LOSS                                                           $     (3,310)   $       (190)   $     (5,928)
                                                                   =============   =============   =============

BASIC AND DILUTED NET LOSS PER COMMON SHARE                        $      (0.01)   $          -
                                                                   =============   =============

BASIC AND DILUTED WEIGHTED AVERAGE
 NUMBER OF COMMON SHARES OUTSTANDING                                    500,000         500,000
                                                                   =============   =============

                          PONTE NOSSA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            Statements of Operations
                                   (Unaudited)


                                                                                                     CUMULATIVE
                                                                           NINE MONTHS             FROM INCEPTION
                                                                        ENDED SEPTEMBER 30,        (APRIL 21, 1997)
                                                                   -----------------------------   TO SEPTEMBER 30,
                                                                       1999            1998             1999
                                                                   -------------   -------------   -------------

Costs and expenses:

  General and administrative expenses                              $      5,079    $        515    $      5,928
                                                                   -------------   -------------   -------------

NET LOSS                                                           $     (5,079)   $       (515)   $     (5,928)
                                                                   =============   =============   =============

BASIC AND DILUTED NET LOSS PER COMMON SHARE                        $      (0.01)   $          -
                                                                   =============   =============

BASIC AND DILUTED WEIGHTED AVERAGE
 NUMBER OF COMMON SHARES OUTSTANDING                                    500,000         500,000
                                                                   =============   =============

                          PONTE NOSSA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             Statement of Cash Flows
                                   (Unaudited)


                                                                                                     CUMULATIVE
                                                                           NINE MONTHS             FROM INCEPTION
                                                                        ENDED SEPTEMBER 30,       (APRIL 21, 1997)
                                                                   -----------------------------   SEPTEMBER 30,
                                                                       1999            1998             1999
                                                                   -------------   -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                         $     (5,079)   $       (515)   $     (5,928)
  Adjustments to reconcile net loss to net cash
    used by operating activities:                                             -               -               -
                                                                   -------------   -------------   -------------

    Net cash used by operating activities                                (5,079)           (515)         (5,928)
                                                                   -------------   -------------   -------------


CASH FLOWS FROM INVESTING ACTIVITIES                                          -               -               -
                                                                   -------------   -------------   -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                                    -             166             500
  Capital contribution                                                    5,079             349           5,428
                                                                   -------------   -------------   -------------

    Net cash provided by financing activities                             5,079             515           5,928
                                                                   -------------   -------------   -------------

Net increase (decrease) in cash                                               -               -               -
                                                                   -------------   -------------   -------------

CASH, BEGINNING OF PERIOD                                                     -               -               -
                                                                   -------------   -------------   -------------

CASH, END OF PERIOD                                                $          -    $          -    $          -
                                                                   =============   =============   =============

                          PONTE NOSSA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

NOTE A - BASIS OF PRESENTATION
------------------------------

      The accompanying unaudited financial statements of Ponte Nossa Acquisition Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1998.

NOTE B - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------------

      Organization
      ------------

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

      Basic and diluted net loss per share
      ------------------------------------

      Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"), which superseded Accounting Principles Board Opinion 15 ("APB 15"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At September 30, 1999 there were no dilutive convertible shares, stock options or warrants.


                                                                     (continued)

                          PONTE NOSSA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE C - SHAREHOLDERS' EQUITY
-----------------------------

      In April 1997, the Company issued 420,000 shares of common stock at a price of $.001 per share to its founders. The Company also issued 80,000 shares of common stock at a price of $.001 per share in a limited private placement to 50 investors.

NOTE D - GOING CONCERN
----------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATIONS

         The Company was organized in April 1997 for the purpose of listing its securities on an electronic stock exchange and then acquiring an interest in a suitable operating business, which may include assets or shares of another entity to be acquired by the Company directly or through a subsidiary. The Company has not yet engaged in business and has had no revenues. As of September 30, 1999, the Company had no assets or liabilities. The Company was originally capitalized with $500 in April 1997 and since then management of the Company (who also are the controlling shareholders of the Company) have contributed an additional $5,428 to the capital of the Company. Management expects that the Company's working capital requirements will be nominal and will be satisfied through additional capital contributions by management as required.

FORWARD LOOKING STATEMENTS

         This Registration Statement contains forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this Registration Statement, the words "believe," "endeavor," "expect," "anticipate," "estimate," "intends," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions which described in Part I, Item 1, Description of Business - Risk Factors," above. Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements all of which speak only as of the date made.

PART II - OTHER INFORMATION

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


                                           PONTE NOSSA ACQUISITION CORP.,
                                           a Delaware corporation


Date:  November 22, 1999                   By: /s/ DANILO CACCIAMATTA
                                               ---------------------------------
                                               Danilo Cacciamatta,
                                               Chief Executive Officer