Form 10KSB
period 1999-12-31
PONTE NOSSA ACQUISITION CORP
filed 2000-04-19
CIK 1082249

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-KSB

     (Mark  One)

     [ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  fiscal  year  ended  December  31,  1999

     [    ]  Transition  report  under  Section  13  or  15(d) of the Securities
     Exchange  Act  of  1934

     For  the  transition  period  from  _________  to  _________

     Commission  File  No.  0-25611

                          PONTE NOSSA ACQUISITION CORP.
                 (Name of Small Business Issuer in Its Charter)

         DELAWARE                                          33-0838660
(State  or  Other  Jurisdiction  of                     (IRS Employer
Incorporation  or  Organization)                      Identification  Number)




400 630-8TH  AVE  SW
CALGARY,  ALBERTA  CANADA                                   T2P  1G6
(Address  of  Principal Executive  Offices)               (Zip  Code)


                                  (403) 209-6125
                           (Issuer's Telephone Number)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     (None)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         Common Stock, par value $0.001
                                (Title of Class)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
    ----

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.  [   ]

     Issuer's  revenues  for  its  most  recent  fiscal  year.     $     0

     The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of February 23, 2000 (See definition of affiliate in rule 12b-2 of the Exchange Act.), totals 97,416.

     The number of shares outstanding of each of the issuers classes of common equity, as of March 31, 2000, totals 500,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc. ) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

     Transitional  Small  Business  Disclosure  Format  (check  one):
     Yes  No   X
            ----

                                TABLE OF CONTENTS




                                     PART I


Item  1      Description  of  Business.

Item  2      Description  of  Property.

Item  3      Legal  Proceedings.

Item  4      Submission  of  Matters  to  a  Vote  of  Security  Holders.

                                     PART II

Item  5      Market  for  Common  Equity  and  Related  Stockholder Matters.

Item  6      Management's  Discussion  and  Analysis.

Item  7      Financial  Statements.

Item 8 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

                                    PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Item  10     Executive  Compensation.

Item  11     Security  Ownership  of  Certain  Beneficial Owners and Management.

Item  12     Certain  Relationships  and  Related  Transactions.

Item  13     Exhibits  and  Reports  on  Form  8-K.

                                INTRODUCTORY NOTE

This Annual Report on Form 10-KSB may be deemed to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Annual Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenues than forecast, loss of customers, customer returns of products sold to them by the Company, disadvantageous currency exchange rates, termination of contracts, loss of suppliers, technological obsolescence of the Company's products, technical problems with the Company's products, price increases for supplies and components, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, losses incurred in litigating and settling cases, dilution in the Company's ownership of its business, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this Annual Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

Ponte Nossa Acquisition Corp., a Delaware corporation (the "Company"), was incorporated on April 21, 1997. The Company's administrative offices are located at 400 630-8th Ave SW, Calgary, Alberta, T2P 1G6, telephone (403) 209-6125. The Company has not yet engaged in business and has had no revenues.

GENERAL

The Company was organized in April 1997 for the purpose of listing its securities on an electronic stock exchange and then acquiring an interest in a suitable operating business, which may include assets or shares of another entity to be acquired by the Company directly or through a subsidiary. The Company is newly formed and has no assets, revenues or operations. The Company and companies of this sort are commonly referred to as "public shell corporations" and the transactions through which public shell corporations acquire an interest in a suitable operating business are commonly referred to as "shell reorganizations." Management believes that certain privately held businesses are interested in "going public" through a shell reorganization for a variety of reasons. In the opinion of management, the most common motivation is the belief that the private business' reconstitution as a publicly traded corporation will aid the business in obtaining private equity capital on the theory that investors are more interested in purchasing equity securities for which a public market exists.

In selecting a suitable business opportunity, management of the Company intends to focus on the potential for future profits and strength of current operating management of the business opportunity. Management believes that the greatest potential lies in technology and goods or products-related industries, rather than principally service industries. Nevertheless, this shall not preclude any other category of business or industry to be investigated and evaluated by the Company as opportunities arise.

The Company will conduct its own investigation to identify a business it can acquire. After selecting a potential acquisition candidate, management may prepare a business plan using its general experience and business acumen, or hire consultants to prepare analyses of the business' capital, production, marketing, labor and other related requirements. To date, management has conducted no investigations of any business or company nor has it met with representatives of any company or business. There can be no assurance that management of the Company will ever be able to locate a suitable business opportunity interested in reorganizing with the Company or that management has the requisite experience to recognize and understand a business operation that would benefit the Company. In the event that management is able to locate what it considers to be a suitable business opportunity, there can be no assurance that such business will be successful.

Management believes that the reorganization of the Company with a suitable operating business will be in the form of a stock-for-stock exchange conducted pursuant to a written stock purchase agreement. Management intends to pursue a structure that will provide for a tax free reorganization under Sections 355 and 368 of the Internal Revenue Code of 1986, as amended. Management expects that the terms of the stock purchase agreement will require the owners of the operating business to transfer the entire equity ownership of the business opportunity to the Company in exchange for the Company's issuance of a large block of its Common Stock to the owners of the operating business. The Company expects that the owners of the business opportunity may receive a block of stock that equals 85% to 90% of the issued and outstanding shares of the Common Stock of the Company after giving effect to the close of the stock-for stock exchange, depending on the qualities and strengths of the business opportunity. The Company expects that immediately after the close of the stock-for-stock exchange, the existing directors and officers of the Company will resign and that a new slate of officers and directors nominated by the former owners of the operating business will be appointed. In summary, after giving effect to the expected terms of a proposed shell reorganization with a suitable business opportunity, the Company will stand as the publicly-listed holding corporation for the business opportunity, 2 which will be wholly-owned by the Company. The present shareholders of the Company, as a group, will own approximately 5% to 10% of the issued and outstanding shares of Common Stock of the Company (with the other 90% to 95% held by the former owners of the operating business), and the officers and directors of the Company will consist exclusively of those persons nominated by the former owners of the operating business, presumably the same persons that served in similar positions with the pre-reorganization operating business. There is no assurance that management can find a suitable prospect, or that it has the requisite experience to recognize and understand a business operation that would benefit the Company.

CHANGE  OF  CONTROL

On January 12, 2000, Oxford Capital Corporation acquired 418,000 restricted shares of the Company's common stock, comprising approximately 83% of the Company's issued and outstanding shares through a private transaction with the Company's shareholders. In anticipation of the transfer of the Company's issued and outstanding shares, on January 12, 2000, the sole director of the Company tendered his resignation as director of the Company and appointed a new director and officers.

COMPETITION

Numerous large, well-financed firms with large cash reserves are engaged in the acquisition of companies and businesses. The Company expects competition to be intense for available target businesses.

EMPLOYEES

The Company has only one employee at the present time, Andrew Tavender, the Company's President and Secretary, and does not contemplate hiring anyone until a business is acquired. Mr. Tavender intends to devote no more than 10% of his time to the Company's affairs.

THE  INVESTMENT  COMPANY  ACT  OF  1940

The Company's business plan may involve changes in its capital structure, management, control and business. These activities may be regulated by the Investment Company Act of 1940 ("Investment Act"). The Company will attempt to avoid this regulatory jurisdiction to preclude costly and restrictive registration and other provisions of the Investment Act. The Investment Act excludes from the effects of the Act entities which have not conducted a public offering and which do not have in excess of 99 shareholders. The Company believes that it presently complies with this exclusion and that it will continue to do so until such time as it acquires a business opportunity, at which time the Company should no longer be potentially subject to the Investment Act. The Company intends to operate in a manner which will maintain its exclusion from the "investment company" category.

RISK  FACTORS

AN  INVESTMENT  IN THE SECURITIES OF THE COMPANY PRESENTS CERTAIN MATERIAL RISKS
TO INVESTORS. ANY INVESTOR IN THE COMPANY IS ENCOURAGED TO CAREFULLY CONSIDER THE FOLLOWING RISKS BEFORE PURCHASING THE SECURITIES OF THE COMPANY.

SHELL CORPORATION. This type of company is commonly called a "shell" corporation because the company does not have any assets or operations and has been formed for the specific purpose of acquiring all or substantially all of the ownership of an existing business. These transactions are consummated by issuing or transferring large blocks of the Company's equity shares to the principals of the business that is acquired. Any such issuance will involve significant dilution in the equity interest in the Company held by the pre-reorganization shareholders of the Company with the result that the pre-reorganization shareholders of the Company will have a substantially lower aggregate interest in the outstanding shares of the Company after giving effect to the reorganization. See, "Description of Business." Prospective investors should be aware that privately-held companies often times merge or reorganize with a public shell as a means of "going-public" without having to incur the time, expense and disclosure obligations normally associated with the going-public process. In the event the Company merges with a privately-held company subsequent to the close of this offering, investors will not have had the benefit of receiving disclosure of such company's operations and financial condition prior to making their investment. See, "Description of Business." Prospective investors should also be aware that management of the Company, acting in compliance with the Bylaws of the Company and Delaware General Corporation Law, intends to structure any reorganization with an operating business in a manner that will allow the Board of Directors of the Company to approve the selection of the operating business and all of the terms of the reorganization, including the appointment of the successor officers and directors, without the need or request for shareholder approval. See, "Description of Business."

RISK OF PROPOSED NEW BUSINESS; LACK OF ASSETS, REVENUES OR OPERATIONS. The Company was only recently formed and has no assets, revenues or operations. The Company was originally capitalized with $500 in April 1997 and since then management of the Company (who also are the controlling shareholders of the Company) have contributed an additional $6,494 to the capital of the Company. Management expects that the Company's working capital requirements will be nominal and will be satisfied through additional capital contributions by management as required. The report of the Company's independent auditors on the Company's 1999 financial statements includes a qualification regarding the Company's ability to continue as a going concern. In its report, the Company's independent auditors state that the Company needs an additional capital infusion in order to fund current expenditures, acquire business opportunities and achieve profitable operations, and that such factors raise substantial doubt about the Company's ability to continue as a going concern.

RELIANCE ON MANAGEMENT; LACK OF EXPERIENCE. The Company is dependent on its officers and directors' personal abilities to evaluate business opportunities that may be presented in the future. Since management has not identified a proposed business or industry in which it will search for an acquisition target, it is unlikely that management will have any prior experience in the technical aspects of the industry or the business within that industry which may be acquired. See, "Description of Business" and "Management."

PREFERRED STOCK. The Company is authorized to issue 10,000,000 shares of $.001 par value preferred stock ("Preferred Stock"). The Preferred Stock may be issued from time to time in one or more series, and the Board of Directors, without action by the holders of the Common Stock, may fix or alter the voting rights, redemption provisions, (including sinking fund provisions), dividend rights, dividend rates, liquidation preferences, conversion rights and any other rights preferences, privileges and restrictions of any wholly unissued series of Preferred Stock. The Board of Directors, without stockholder approval, can issue shares of Preferred Stock with rights that could adversely affect the rights of the holders of Common Stock. No shares of Preferred Stock presently are outstanding, and the Company has no present plans to issue any such shares. The issuance of shares of Preferred Stock could adversely affect the voting power of holders of Common Stock and could have the effect of delaying, deferring or preventing a change in control of the Company or other corporate action.


COMPETITION. Numerous large, well-financed firms with large cash reserves are engaged in the acquisition of companies and businesses. The Company expects competition to be intense for available target businesses.

POTENTIAL SALES PURSUANT TO RULE 144. Many of the shares of Common Stock currently outstanding are "restricted securities" as that term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended. In addition, all such shares of Common Stock are eligible for resale under Rule 144. In general, under Rule 144 a person (or persons whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three month period, a number of shares which does not exceed the greater of 1% of the then outstanding shares of Common Stock, or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who is not an affiliate of the Company and who has satisfied a two-year holding period. The Company is unable to predict the effect that sales of the Company's securities under Rule 144 or otherwise, may have on the then prevailing market price of the Common Stock; it can be expected, however, that the sale of any substantial number of shares of Common Stock would have a depressive effect on the market price of the Common Stock.

ITEM  2.  DESCRIPTION  OF  PROPERTY

Through an oral agreement with Andrew Tavender, President of the Company, the Company's operations are located at 400 630-8th Ave SW,Calgary, Alberta, T2P1G6. There is no rental charge to the Company for office space, equipment rental or phone usage. There are no other preliminary agreements with respect to future office facilities.

ITEM  3.  LEGAL  PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or to which the property interests of the Company are subject.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to securities holders during the fourth quarter of the year ended December 31, 1999.

PART  II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

MARKET  INFORMATION

The following table sets forth the high and low bid prices for shares of the Company Common Stock for the periods noted, as reported by the National Daily Quotation Service and the Over-the-Counter Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On December 28, 1999, the Company's Common Stock began listing on the Over-the-Counter Bulletin Board under the trading symbol "PNSA".


CALENDAR                                         BID  PRICES
YEAR                    PERIOD               HIGH          LOW
----                    ------               ----          ---

1999                   First  Quarter         -             -
                       Second  Quarter        -             -
                       Third  Quarter         -             -
                       Fourth  Quarter        2.13          1.88



NUMBER  OF  SHAREHOLDERS

The number of beneficial holders of record of the Common Stock of the Company as of the close of business on December 31, 1999 was approximately 40.

DIVIDEND  POLICY

To date, the Company has declared no cash dividends on its Common Stock, and does not expect to pay cash dividends in the next term. The Company intends to retain future earnings, if any, to provide funds for operation of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

DISCUSSION  OF  FINANCIAL  CONDITION

The Company currently has no revenues, no operations and owns no assets. The Company will remain illiquid until such time as a business combination transaction occurs, if ever. No prediction of the future financial condition of the Company can be made.

The Company's independent auditor, McKennon Wilson & Morgan, LLP, expressed, in its opinion on the Company's audited financial statements, substantial doubt about the Company's ability to continue as a going concern. Reference is made to the financial statements of the Company included elsewhere herein, and, specifically, to the Independent Auditor's Report and Note 4 in the financial statements of the Company.

PLAN  OF  OPERATIONS

The Company was organized in April 1997 for the purpose of listing its securities on an electronic stock exchange and then acquiring an interest in a suitable operating business, which may include assets or shares of another entity to be acquired by the Company directly or through a subsidiary. The Company has not yet engaged in business and has had no revenues. As of December 31, 1999, the Company had no revenue or assets. The Company incurred a net loss of $6,145 during the year ended December 31, 1999, and $515 during the year ended December 31, 1998. The Company was originally capitalized with $500 in April 1997 and since then prior management of the Company has contributed an additional $6494 to the capital of the Company. Management expects that the Company's working capital requirements will be nominal and will be satisfied through additional capital contributions by management as required. Failure of the Company to secure requisite financing when needed on favorable terms may have a material adverse effect on the Company's result of operations.

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


ITEM  7.  FINANCIAL  STATEMENTS

The consolidated financial statements and supplementary financial information which are required to be filed under this item are presented under "Item 13. Exhibits, Financial Statement Schedules and Reports on Form 10-KSB" in this document, and are incorporated herein by reference.

ITEM 8. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The  following  table  sets  forth  the  officers  and directors of the Company.

Name                 Age     Position
----                 ---     --------

Andrew  Tavender     24     President,  Secretary  and  Director

ANDREW TAVENDER was appointed Sole Director, President and Secretary on January 12, 2000. His recent experience is in the financial sector, as a former associate broker. Upon graduation from the University of Calgary with a BA in History in April 1998, he joined Acumen Capital Partners, a Calgary based Technology focused brokerage. In June 1998 he attained his Canadian Securities Course. In September 1998 he joined Nesbitt Burns, one of Canada's Largest brokerage dealers. After a successful 9 months with Nesbitt, he joined Oxford Capital Corp. as an investment manager to oversee Oxford's holdings.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, the Company is unaware of any reports that have been filed in compliance with
Section  16(a)  for  the  year  ended  December  31,  1999.

ITEM  10  EXECUTIVE  COMPENSATION

The Company's management is not currently compensated for services provided to the Company, and no compensation has been accrued and none is expected to be accrued in the future.

COMPENSATION  OF  DIRECTORS

For the fiscal year ended December 31, 1999, Directors of the Company received no compensation.

ITEM  11  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth certain information, as of March 31, 2000, with respect to the Company's equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as group.




                                                              Common Stock . . Percent of
Title of Class      Name and Address of Beneficial Owner      Outstanding(1)  Outstanding
--------------      ------------------------------------     ---------------  ------------
Common              Oxford Capital Corp. (2)                    418,000         83.6%
Stock               1013 17th Ave SW
                    Calgary, Alberta
                    Canada T2T 0A7

Common              Andrew Tavender                               0               0%
Stock               400 630-8th Ave SW,
                    Calgary, Alberta
                    Canada T2P 1G6

Common              All Officers and Directors as Group           0               0%
 Stock              (1 person total)



(1) Shares are beneficially owned and sole voting and investment power is held by the stockholder member.
(2) Andrew Tavender, the Company's President, Secretary and Director is a business associate of Oxford Capital Corporation. Mr. Tavender disclaims beneficial ownership of the 418,000 shares of the Company's common stock held by Oxford Capital Corporation. Mr. Tavender also disclaims beneficial ownership and control of the common stock of Oxford Capital Corporation.

The Company believes that the beneficial owners of securities listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of commuting the percentage of the person holding such options or warrants but are not deemed outstanding for purposes of computing the percentage of any other person.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Pursuant to an Agreement for Purchase and Sale of Stock entered into and effective as of January 12, 2000, with a closing held on January 20, 2000, Oxford Capital Corp., a Cayman Islands corporation, acquired from the Company's majority shareholders, a total of 418,000 shares of the issued and outstanding shares of the Company's common stock, comprising approximately 83% of the issued and outstanding shares of the Company, and thus resulting in a transfer of control of the Company. The Company's President, Secretary, and Director, Andrew Tavender, is a business associate of Oxford Capital Corporation. However, Mr. Tavender disclaims beneficial ownership and control of the common stock of Oxford Capital Corporation. The transaction was effectuated in accordance with Section 4(2) under the Securities Act of 1933, as amended.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K


INDEX  TO  FINANCIAL  STATEMENTS                                    Page
                                                                    ----
Report  of  Independent Auditors                                     F-1

Balance  sheet  at  December 31, 1999                                F-2

Statements  of  operations  for  years  ended
December  31,  1999  and  1998                                       F-3

Statements  of  stockholders'  equity from
the time of inception April 21, 1997
to  December  31,  1999                                              F-4

Statements  of  cash  flows  for  the  years
ended  December  31, 1999 and 1998                                   F-5

Notes  to  financial  statements                                   F-6 to F-8

All other schedules are omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

INDEX  TO  EXHIBITS

The Company undertakes to furnish to any shareholder so requesting a copy of any of the following exhibits upon payment to the Company of the reasonable costs incurred by the Company in furnishing any such exhibit.

EXHIBIT  NO.          DESCRIPTION
------------          -----------

*(3.1)                Certificate  of  Articles  of  Incorporation

*(3.2)                Bylaws  of  the  Company

27                    Financial  Data  Schedule

REPORTS  ON  FORM  8-K

No Current Report on Form 8-K was filed during the year ended December 31, 1999.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April  18,  2000

PONTE  NOSSA  ACQUISITION  CORP.,
a  Delaware  corporation

By:  /s/  ANDREW  TAVENDER
     --------------------------------
         ANDREW  TAVENDER,  President


In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Capacity          Date
---------                         --------          ----

By:  /s/  ANDREW  TAVENDER         Director         April  18,  2000
     ------------------------
          ANDREW  TAVENDER

                          PONTE NOSSA ACQUISITION CORP.
                          (A Development Stage Company)

                              Financial Statements

                                December 31, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


The  Board  of  Directors
Ponte  Nossa  Acquisition  Corp.


We have audited the accompanying balance sheet of Ponte Nossa Acquisition Corp. (a development stage company) (the "Company") as of December 31, 1999, and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1999 and for the period from inception (April 21, 1997) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, on a test basis, examination of evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ponte Nossa Acquisition Corp. as of December 31, 1999 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 and for the period from inception (April 21, 1997) to December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company needs additional capital infusion in order to fund current expenditures, acquire business opportunities and achieve profitable operations. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                /s/McKennon Wilson & Morgan, LLP

Irvine,  California
April  12,  2000

                            PONTE NOSSA ACQUISITION CORP.
                            (A Development Stage Company)
                                 Balance Sheets
                                December 31, 1999






ASSETS

CURRENT ASSETS:

   Cash . . . . . . . . . . . . . . . . . . . . . . . . . .  $     -
                                                             --------


                                                             $     -
                                                             ========



LIABILITIES AND SHAREHOLDERS' EQUITY

TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . .  $     -
                                                             --------

SHAREHOLDERS' EQUITY:

   Preferred stock, 10,000,000 shares authorized, $.001 par
      value, none issued and outstanding. . . . . . . . . .        -
   Common stock, 20,000,000 shares authorized, $.001 par
      value, 500,000 shares issued and outstanding. . . . .      500
   Additional paid in capital . . . . . . . . . . . . . . .    6,494
   Deficit accumulated during the development stage . . . .   (6,994)
                                                             --------

      NET SHAREHOLDERS' EQUITY. . . . . . . . . . . . . . .        -
                                                             --------

                                                             $     -
                                                             ========


The accompanying notes are an integral part of these financial statements.

                            PONTE NOSSA ACQUISITION CORP.
                            (A Development Stage Company)

                              Statements of Operations




                                                                         CUMULATIVE
                                                                         FROM INCEPTION
                                                                         (APRIL 21, 1997) TO
                                              YEAR ENDED DECEMBER 31,    DECEMBER 31
                                                    1999      1998        1999
                                              ---------------  --------  ------
COSTS AND EXPENSES:

  General and administrative expenses. . . .  $         6,145  $    515  $6,994
                                              ---------------  --------  ------


NET LOSS . . . . . . . . . . . . . . . . . .  $         6,145  $    515  $6,994
                                              ===============  ========  ======


BASIC AND DILUTED NET LOSS PER COMMON SHARE.  $         0.012  $  0.001
                                              ===============  ========


BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING . . . . . . . . .          500,000   500,000
                                              ===============  ========

The accompanying notes are an integral part of these financial statements.

                                  PONTE NOSSA ACQUISITION CORP.
                                  (A Development Stage Company)
                                 Statements of Shareholders Equity
                                  From Inception (April 21, 1997)
                                      To December 31, 1999







                                                                                                   DEFICIT
                                                                                                 ACCUMULATED
                                                                                   ADDITIONAL     DURING THE     NET
                                  PREFERRED STOCK            COMMON STOCK           PAID IN      DEVELOPMENT   SHAREHOLDERS'
                            ---------------  -------------
                            SHARES           AMOUNT         SHARES   AMOUNT        CAPITAL          STAGE       EQUITY
                            ---------------  -------------  -------  ------------  ---------------  --------  --------
INCEPTION, APRIL 21, 1997.                -  $           -        -  $          -  $            -   $     -   $     -

Issuance of common stock .                -              -  500,000           500               -         -       500

Net loss . . . . . . . . .                -              -        -             -            (334)     (334)
                            ---------------  -------------  -------  ------------  ---------------  --------

BALANCE, DECEMBER 31, 1997                -              -  500,000           500               -      (334)      166

Capital contribution . . .                -              -        -             -             349         -       349

Net loss . . . . . . . . .                -              -        -             -               -      (515)     (515)
                            ---------------  -------------  -------  ------------  ---------------  --------  --------

BALANCE, DECEMBER 31, 1998                -              -  500,000           500             349      (849)        -

Capital contribution . . .                -              -        -             -           6,145         -     6,145

Net loss . . . . . . . . .                -              -        -             -               -    (6,145)   (6,145)
                            ---------------  -------------  -------  ------------  ---------------  --------  --------

BALANCE, DECEMBER 31, 1999                -  $           -  500,000  $        500  $        6,494   $(6,994)  $     -
                            ===============  =============  =======  ============  ===============  ========  ========

The accompanying notes are an integral part of these financial statements.

                                  PONTE NOSSA ACQUISITION CORP.
                                  (A Development Stage Company)
                                    Statements of Cash Flows




                                                                           CUMULATIVE
                                                                          FROM INCEPTION
                                                                         (APRIL 21, 1997) TO
                                                 YEAR ENDED DECEMBER 31, . DECEMBER 31,
                                                 -----------------------
                                                         1999    1998        1999
                                                 ----------------  ------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss. . . . . . . . . . . . . . . . . . .  $        (6,145)  $(515)  $(6,994)
  Adjustments to reconcile net loss to net cash
    used by operating activities: . . . . . . .                -       -         -
                                                 ----------------  ------  --------

    Net cash used by operating activities . . .           (6,145)   (515)   (6,994)
                                                 ----------------  ------  --------

CASH FLOWS FROM INVESTING ACTIVITIES. . . . . .                -       -         -
                                                 ----------------  ------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock. . . . . . . . . . .                -       -       500
  Capital contribution. . . . . . . . . . . . .            6,145     349     6,494
                                                 ----------------  ------  --------

    Net cash provided by financing activities .            6,145     349     6,994
                                                 ----------------  ------  --------

Net increase (decrease) in cash . . . . . . . .                -    (166)        -

CASH, BEGINNING OF PERIOD . . . . . . . . . . .                -     166         -
                                                 ----------------  ------  --------

CASH, END OF PERIOD . . . . . . . . . . . . . .  $             -   $   -   $     -
                                                 ================  ======  ========

The accompanying notes are an integral part of these financial statements.

                                   PONTE NOSSA ACQUISITION CORP.
                                  (A Development Stage Company)
                                   Notes to Financial Statements
                                         December 31, 1999


1.     ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
--     -----------------------------------------------------------------

Organization
------------

Ponte Nossa Acquisition Corp., a Delaware corporation (the "Company") was formed on April 21, 1997. The Company has been inactive and has had no significant operations. The Company is authorized to do any legal business activity as controlled by Delaware law. The Company is classified as a development stage company because its principal activities involve seeking to acquire business opportunities.

Cash  and  cash  equivalents
----------------------------

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Use  of  estimates
------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Income  taxes
-------------

The Company reports certain expenses differently for financial and tax reporting purposes and, accordingly, provides for the related deferred taxes. Income taxes are accounted for under the liability method in accordance with Statement of Financial Accounting Standards 109, Accounting for Income Taxes.

Basic  and  diluted  net  loss  per  share
------------------------------------------

Net  loss  per  share  is  calculated  in accordance with Statement of Financial
Accounting Standards 128, Earnings Per Share ("SFAS 128"), which superseded Accounting Principles Board Opinion 15 ("APB 15"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At December 31, 1999 there were no dilutive convertible shares, stock options or warrants.

                          PONTE NOSSA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          Notes to Financial Statements


Comprehensive  Income
---------------------

In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income." This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income, as well as certain non-shareholder items that are reported directly within a separate component of stockholders' equity and bypass net income. The Company has adopted the provisions of this statement during the current fiscal year, with no impact on the accompanying financial statements.

Disclosures  about  Segments  of  an  Enterprise  and  Related  Information
---------------------------------------------------------------------------

In June 1997, the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." The provisions of this statement require disclosures of financial and descriptive information about an enterprise's operating segments in annual and interim financial reports issued to stockholders. This statement defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are reviewed by the chief operating decision-maker in the determination of resource allocation and assessing performance, and for which discrete financial information is available. The Company does not believe that the adoption of SFAS No. 133 will have a significant impact on the Company's consolidated financial statements or related disclosures.

Accounting  for  Derivative  Instruments  and  Hedging  Activities
------------------------------------------------------------------

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal quarters or fiscal years beginning after June 15, 2000. SFAS No. 133 establishes standards for the accounting and reporting of derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments at fair value on their balance sheets. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging activity and the underlying purpose for it. The Company does not believe that the adoption of SFAS No. 133 will have a significant impact on the Company's consolidated financial statements or related disclosures.

2.     SHAREHOLDERS'  EQUITY
--     ---------------------

In April 1997, the Company issued 420,000 shares of common stock at a price of $.001 per share to its founders. The Company also issued 80,000 shares of common stock at a price of $.001 per share in a limited private placement to approximately 50 investors.

3.     INCOME  TAXES
--     -------------

The Company records its income tax provision in accordance with SFAS 109, which requires the use of the liability method of accounting for deferred income taxes.

As the Company has not generated taxable income since its inception, no provision for income taxes has been made. At December 31, 1999, the Company did not have any significant net operating loss carryforwards.

At December 31, 1999, the Company did not have any significant deferred tax liabilities or deferred tax assets.

4.     GOING  CONCERN
--     --------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Additional capital infusion is necessary in order to fund current expenditures, acquire business opportunities and achieve profitable operations. This factor raises substantial doubt about the Company's ability to continue as a going concern.

The Company's management intends to continue funding current expenditures by means of contributions to capital and to raise additional funds through equity offerings. However, there can be no assurance that management will be successful in this endeavor.

5.     SUBSEQUENT  EVENT
--     -----------------

Effective January 12, 2000, the control of the Company was transferred to an unrelated group in a private transaction.