Form 10QSB
period 2000-03-31
PONTE NOSSA ACQUISITION CORP
filed 2000-05-15
CIK 1082249

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


     (Mark  One)

     [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  March  31,  2000

     [   ] Transition  report  under  Section  13  or  15(d) of the Securities
Exchange  Act  of  1934

     For  the  transition  period  from  _________  to  _________

     Commission  File  No.  0-25611



                          PONTE NOSSA ACQUISITION CORP.
                 (Name of Small Business Issuer in Its Charter)

            DELAWARE                                        33-0838660
 (State  or  Other  Jurisdiction  of                       (IRS Employer
Incorporation  or  Organization)                        IdentificationNumber)

      400  630-8TH  AVE  SW
     CALGARY,  ALBERTA  CANADA                                T2P  1G6
(Address of Principal Executive Offices)                     (Zip Code)

                                  (403) 508-5055
                           (Issuer's Telephone Number)


     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and
(2)  has  been  subject  to  such  filing  requirements  for  the  past 90 days.

Yes   X     No  _____
    ----


     As of March 31, 2000, the Company had 500,000 shares of its par value $0.001 common stock issued and outstanding.


     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes___     No   X
              ----

                                      INDEX


                         PART  I - FINANCIAL INFORMATION


Item  1.     Financial  Statements

             Balance  Sheet  at  March  31,  2000  (Unaudited)

             Statements of Operations (Unaudited) Three months ended March 31, 2000 and 1999

             Statements of Cash Flows (Unaudited) Three months ended March 31, 2000 and 1999

             Notes  to  Consolidated  Financial  Statements  (Unaudited)

Item  2.     Management's  Discussion  and  Analysis  or  Plan of Operation

PART  II.         OTHER  INFORMATION

Item  1.     Legal  Proceedings

Item  2.     Changes  in  Securities

Item  3.     Defaults  Upon  Senior  Securities

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.     Other  Information

Item  6.     Exhibits and  Reports  on  Form  8-K

                          PONTE NOSSA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                  Balance Sheet
                                   (Unaudited)
                                 March 31, 2000



                                   Assets



TOTAL ASSETS                                                        $      -
                                                                    =========



LIABILITIES AND SHAREHOLDERS' EQUITY

TOTAL LIABILITIES                                                   $      -
                                                                    ---------

SHAREHOLDERS' EQUITY:

   Preferred stock, 10,000,000 shares authorized, $.001 par value,
      none issued and outstanding                                          -
   Common stock, 20,000,000 shares authorized, $.001 par value,
      500,000 shares issued and outstanding                              500
   Additional paid in capital                                         18,056
   Deficit accumulated during the development stage                  (18,556)
                                                                    ---------

      NET SHAREHOLDERS' EQUITY                                             -
                                                                    ---------

                                                                    $      -
                                                                    =========

                                 Statements of Operations

                           PONTE NOSSA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                 (Unaudited)






                                                                                 CUMULATIVE
                                                                                 FROM INCEPTION
                                                       THREE MONTHS              (APRIL 21 1997)
                                                     ENDED MARCH 31,             TO MARCH 31,
                                                 -------------------------
                                                  2000              1999            2000
                                             -----------------  ----------------  ---------

COSTS AND EXPENSES:

  General and administrative expenses        $         11,562   $           330   $ 18,556
                                             -----------------  ----------------  ---------


NET LOSS                                     $        (11,562)  $          (330)  $(18,556)
                                             =================  ================  =========


BASIC AND DILUTED NET LOSS PER COMMON SHARE  $         (0.023)  $             -
                                             =================  ================


BASIC AND DILUTED WEIGHTED AVERAGE
 NUMBER OF COMMON SHARES OUTSTANDING                  500,000           500,000
                                             =================  ================

                           PONTE NOSSA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             Statement of Cash Flows
                                   (Unaudited)






                                                                                       CUMULATIVE
                                                                                       FROM INCEPTION
                                                          THREE MONTHS               (APRIL 21, 1997)
                                                          ENDED MARCH 31,              TO MARCH 31,
                                                 ------------------------------
                                                        2000               1999           2000
                                                 -----------------  -----------------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                       $        (11,562)  $           (330)  $(18,556)
  Adjustments to reconcile net loss to net cash
    used by operating activities:                               -                  -          -
                                                 -----------------  -----------------  ---------

    Net cash used by operating activities                 (11,562)              (330)   (18,556)
                                                 -----------------  -----------------  ---------


CASH FLOWS FROM INVESTING ACTIVITIES                            -                  -          -
                                                 -----------------  -----------------  ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                      -                  -        500
  Capital contribution                                     11,562                330     18,056
                                                 -----------------  -----------------  ---------

    Net cash provided by financing activities              11,562                330     18,556
                                                 -----------------  -----------------  ---------

Net increase (decrease) in cash                                 -                  -          -
                                                 -----------------  -----------------  ---------

CASH, BEGINNING OF PERIOD                                       -                  -          -
                                                 -----------------  -----------------  ---------

CASH, END OF PERIOD                              $              -   $              -   $      -
                                                 =================  =================  =========

                          PONTE NOSSA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

NOTE  A  -  BASIS  OF  PRESENTATION
-----------------------------------

The accompanying unaudited financial statements of Ponte Nossa Acquisition Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1999.

NOTE  B  -  GOING  CONCERN
--------------------------

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

NOTE  C  -  CHANGE  IN  CONTROL
-------------------------------

Effective January 12, 2000, the control of the Company was transferred to an unrelated group in a private transaction.

Item  2.     Plan  of  Operation

The Company was organized in April 1997 for the purpose of listing its securities on an electronic stock exchange and then acquiring an interest in a suitable operating business. The Company has not yet engaged in business and has no revenues. As of March 31, 2000 the Company had no assets or liabilities. The Company's plan of operation over the next 12 months is to search for a suitable acquisition candidate. Management believes that the Company will require additional capital over the next 12 months in order to satisfy its working capital requirements. The Company expects to acquire such additional funds from contributions to capital by management. However, management is under no obligation to conduct additional capital contributions and there can be no assurance management will do so. In the event management is unable or unwilling to contribute additional capital to the Company, management will obtain the necessary capital from other sources. However, management does not believe that there will be many, if any, sources of alternative capital for the Company until such time as it reorganizes with an operating company. In the event management fails to provide or arrange for additional contributions to capital, it is unlikely that the Company will be able to conduct its current level of operations or acquire a suitable operating company.

                           PART II - OTHER INFORMATION

Item  1.     Legal  Proceedings

             There are no legal proceedings against the Company and the Company is unaware of proceedings contemplated against it.

Item  2.     Changes  in  Securities

             None.

Item  3.     Defaults  Upon  Senior  Securities

             None.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders.

             No  matters were submitted to  the  security  holders  for  a vote.

Item  5.     Other  Information

             There is no other information deemed material by management for disclosure herein.

Item  6.     Exhibits  and  Reports on  Form  8-K

             (a)     Exhibits

             None.

             (b)     Reports  on  Form  8-K

             None.

                                      SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PONTE  NOSSA  ACQUISITION  CORPORATION

Dated:  May  12,  2000                  /s/  Andrew  Tavender
                                        By:  Andrew  Tavender
                                        Its:  President