Form 10QSB
period 2000-06-30
PONTE NOSSA ACQUISITION CORP
filed 2000-08-14
CIK 1082249

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


     (Mark  One)

     [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange
           Act  of  1934

     For  the  quarterly  period  ended  June 30,  2000

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

Yes   X     No  _____
    ----


     As of June 30, 2000, the Company had 500,000 shares of its par value $0.001 common stock issued and outstanding.


     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes___     No   X
              ----

                                      INDEX


                         PART  I - FINANCIAL INFORMATION


Item  1.     Financial  Statements

                  Balance  Sheet  at  June  30,  2000  (Unaudited)

                  Statements of Operations (Unaudited) Three months ended June
                    30, 2000 and 1999

                  Statements of Operations (Unaudited) Six months ended June 30,
                    2000 and 1999

                  Statements of Cash Flows (Unaudited) Six months ended June 30,
                    2000 and 1999

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

Item  4.          Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.          Other  Information

Item  6.          Exhibits  and  Reports  on  Form  8-K

                          PONTE NOSSA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                 Balance Sheet
                                  (Unaudited)
                                 June 30, 2000

                                   Assets



TOTAL ASSETS                                                        $      -
                                                                    =========


LIABILITIES AND SHAREHOLDERS' EQUITY

TOTAL LIABILITIES                                                   $      -
                                                                    ---------

SHAREHOLDERS' EQUITY:

   Preferred stock, 10,000,000 shares authorized, $.001 par value,
      none issued and outstanding                                          -
   Common stock, 20,000,000 shares authorized, $.001 par value,
      500,000 shares issued and outstanding                              500
   Additional paid in capital                                         21,594
   Deficit accumulated during the development stage                  (22,094)
                                                                    ---------

      NET SHAREHOLDERS' EQUITY                                             -
                                                                    ---------

                                                                    $      -
                                                                    =========

       The accompanying notes are an integral part of these statements.

                           PONTE NOSSA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             Statements of Operations
                                  (Unaudited)



                                                     THREE MONTHS
                                                     ENDED JUNE 30,
                                              ----------------------------------
                                                  2000              1999
                                             -----------------  ----------------

COSTS AND EXPENSES:

  General and administrative expenses        $          3,538   $         1,439
                                             -----------------  ----------------


NET LOSS                                     $         (3,538)  $        (1,439)
                                             =================  ================


BASIC AND DILUTED NET LOSS PER COMMON SHARE  $          (0.01)  $             -
                                             =================  ================


BASIC AND DILUTED WEIGHTED AVERAGE
 NUMBER OF COMMON SHARES OUTSTANDING                  500,000            500,000
                                             =================  ================

        The accompanying notes are an integral part of these statements.

                           PONTE NOSSA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             Statements of Operations
                                 (Unaudited)

                                                                                     CUMULATIVE
                                                                                   FROM INCEPTION
                                                        SIX  MONTHS               (APRIL 21 1997)
                                                       ENDED JUNE 30,                TO JUNE 30,
                                              ----------------------------------
                                                  2000              1999                2000
                                             -----------------  ----------------  ---------------

COSTS AND EXPENSES:

  General and administrative expenses        $         15,100   $         1,769   $       22,094
                                             -----------------  ----------------  ---------------


NET LOSS                                     $        (15,100)  $        (1,769)  $      (22,094)
                                             =================  ================  ===============


BASIC AND DILUTED NET LOSS PER COMMON SHARE  $          (0.03)  $             -
                                             =================  ================


BASIC AND DILUTED WEIGHTED AVERAGE
 NUMBER OF COMMON SHARES OUTSTANDING                  500,000           500,000
                                             =================  ================

          The accompanying notes are an integral part of these statements.

                           PONTE NOSSA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             Statements of Cash Flows
                                   (Unaudited)






                                                                                       CUMULATIVE
                                                                                     FROM INCEPTION
                                                            SIX MONTHS              (APRIL 21, 1997)
                                                          ENDED  JUNE 30,              TO JUNE 30,
                                                 -----------------------------------
                                                        2000               1999           2000
                                                 -----------------  -----------------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                       $        (15,100)  $         (1,769)  $(22,094)
  Adjustments to reconcile net loss to net cash
    used by operating activities:                               -                  -          -
                                                 -----------------  -----------------  ---------

    Net cash used by operating activities                 (15,100)            (1,769)   (22,094)
                                                 -----------------  -----------------  ---------


CASH FLOWS FROM INVESTING ACTIVITIES                            -                  -          -
                                                 -----------------  -----------------  ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                      -                  -        500
  Capital contribution                                     15,100              1,769     22,094
                                                 -----------------  -----------------  ---------

    Net cash provided by financing activities              15,100              1,769     22,094
                                                 -----------------  -----------------  ---------

Net increase (decrease) in cash                                 -                  -          -
                                                 -----------------  -----------------  ---------

CASH, BEGINNING OF PERIOD                                       -                  -          -
                                                 -----------------  -----------------  ---------

CASH, END OF PERIOD                              $              -   $              -   $      -
                                                 =================  =================  =========

              The accompanying notes are an integral part of these statements.

                          PONTE NOSSA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 JUNE 30, 2000

NOTE  A  -  BASIS  OF  PRESENTATION
-----------------------------------

The accompanying unaudited financial statements of Ponte Nossa Acquisition Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2000 are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1999.

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

Item  2.     Plan  of  Operation

The Company was organized in April 1997 for the purpose of listing its securities on an electronic stock exchange and then acquiring an interest in a suitable operating business. The Company has not yet engaged in business and has no revenues. As of June 30, 2000 the Company had no assets or liabilities. The Company's plan of operation over the next 12 months is to search for a suitable acquisition candidate. Management believes that the Company will require additional capital over the next 12 months in order to satisfy its working capital requirements. The Company expects to acquire such additional funds from contributions to capital by management. However, management is under no obligation to make additional capital contributions and there can be no assurance management will do so. In the event management is unable or unwilling to contribute additional capital to the Company, management will obtain the necessary capital from other sources. However, management does not believe that there will be many, if any, sources of alternative capital for the Company until such time as it reorganizes with an operating company. In the event management fails to provide or arrange for additional contributions to capital, it is unlikely that the Company will be able to conduct its current level of operations or acquire a suitable operating company.

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

             EX-27 Financial Data Schedule

             (b)     Reports  on  Form  8-K

             None.

                                      SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PONTE  NOSSA  ACQUISITION  CORPORATION

Dated:  August 11, 2000                 /s/  Andrew  Tavender
                                        By:  Andrew  Tavender
                                        Its:  President & Treasurer