Form 10QSB
period 2001-06-30
PONTE NOSSA ACQUISITION CORP
filed 2001-07-20
CIK 1082249

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


         (Mark One)

         [ X ] Quarterly report under Section 13 or 15(d) of the Securities
               Exchange Act of 1934

         For the quarterly period ended June 30, 2001

         [ ] Transition report under Section 13 or 15(d) of the Securities
             Exchange Act of 1934

         For the transition period from _________ to _________

         Commission File No. 0-25611


                          PONTE NOSSA ACQUISITION CORP.
                 (Name of Small Business Issuer in Its Charter)

            DELAWARE                                      33-0838660
 (State of Incorporation)                    (IRS Employer Identification No.)

18271 McDurmott West, Suite A-1, IRVINE, CA.                    92614
 (Address of Principal Executive Offices)                     (Zip Code)

                                  949-474-7020
                           (Issuer's Telephone Number)

               2600 Michelson Drive, # 490, IRVINE, CA. 92612
                  (Former address, if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No  _____
    ----


     As of June 30, 2001, the Company had 500,000 shares of its par value $0.001 common stock issued and outstanding.


     Transitional Small Business Disclosure Format  (check one):

Yes ___     No   X
              ----

                                      INDEX


                         PART  I - FINANCIAL INFORMATION


Item  1.     Financial  Statements

                  Balance Sheet at June 30, 2001 (Unaudited)

                  Statements of Operations (Unaudited) Three months ended June 30, 2001 and 2000

                  Statements of Operations (Unaudited) Six months ended June 30, 2001 and 2000

                  Statements of Cash Flows (Unaudited) Six months ended June 30, 2001 and 2000

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

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

                          PONTE NOSSA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                 Balance Sheet
                                  (Unaudited)
                                 June 30, 2001

                                   Assets


TOTAL ASSETS                                                        $      -
                                                                    =========


LIABILITIES AND SHAREHOLDERS' EQUITY

TOTAL LIABILITIES                                                   $      -
                                                                    ---------

SHAREHOLDERS' EQUITY:

   Preferred stock, 10,000,000 shares authorized, $.001 par value,
      none issued and outstanding                                          -
   Common stock, 20,000,000 shares authorized, $.001 par value,
      500,000 shares issued and outstanding                              500
   Additional paid in capital                                         25,501
   Deficit accumulated during the development stage                  (26,001)
                                                                    ---------

      NET SHAREHOLDERS' EQUITY                                             -
                                                                    ---------

                                                                    $      -
                                                                    =========

       The accompanying notes are an integral part of these statements.

                           PONTE NOSSA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             Statements of Operations
                                  (Unaudited)


                                                        THREE MONTHS
                                                        ENDED JUNE 30,
                                              ----------------------------------
                                                   2001              2000
                                             -----------------  ----------------

COSTS AND EXPENSES:

  General and administrative expenses        $          870     $     3,538
                                             -----------------  ----------------


NET LOSS                                     $         (870)    $    (3,538)
                                             =================  ================


BASIC AND DILUTED NET LOSS PER COMMON SHARE  $           -      $     (0.01)
                                             =================  ================


BASIC AND DILUTED WEIGHTED AVERAGE
 NUMBER OF COMMON SHARES OUTSTANDING                500,000         500,000
                                             =================  ================

        The accompanying notes are an integral part of these statements.

                           PONTE NOSSA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             Statements of Operations
                                 (Unaudited)

                                                                                     CUMULATIVE
                                                        SIX  MONTHS                FROM INCEPTION
                                                       ENDED JUNE 30,             (APRIL 21, 1997)
                                              ----------------------------------     TO JUNE 30,
                                                    2001              2000             2001
                                             -----------------  ----------------  ---------------
COSTS AND EXPENSES:

  General and administrative expenses        $          2,015   $        15,100   $       26,001
                                             -----------------  ----------------  ---------------


NET LOSS                                     $         (2,015)  $       (15,100)  $      (26,001)
                                             =================  ================  ===============


BASIC AND DILUTED NET LOSS PER COMMON SHARE  $             -    $         (0.03)
                                             =================  ================


BASIC AND DILUTED WEIGHTED AVERAGE
 NUMBER OF COMMON SHARES OUTSTANDING                  500,000           500,000
                                             =================  ================

          The accompanying notes are an integral part of these statements.

                           PONTE NOSSA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             Statements of Cash Flows
                                   (Unaudited)


                                                                                CUMULATIVE
                                                           SIX MONTHS          FROM INCEPTION
                                                         ENDED JUNE 30,       (APRIL 21, 1997)
                                                 ----------------------------   TO JUNE 30,
                                                     2001           2000           2001
                                                 -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                       $    (2,015)   $    (15,100)  $    (26,001)
  Adjustments to reconcile net loss to net cash
    used by operating activities:                           -              -              -
                                                 -------------  -------------  -------------

    Net cash used by operating activities             (2,015)        (15,100)       (26,001)
                                                 -------------  -------------  -------------


CASH FLOWS FROM INVESTING ACTIVITIES                        -              -              -
                                                 -------------  -------------  -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                  -              -            500
  Capital contribution                                  2,015         15,100         25,501
                                                 -------------  -------------  -------------

    Net cash provided by financing activities           2,015         15,100         26,001
                                                 -------------  -------------  -------------

Net increase (decrease) in cash                             -              -              -
                                                 -------------  -------------  -------------

CASH, BEGINNING OF PERIOD                                   -              -              -
                                                 -------------  -------------  -------------

CASH, END OF PERIOD                              $          -   $          -   $          -
                                                 =============  =============  =============

              The accompanying notes are an integral part of these statements.

                          PONTE NOSSA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 JUNE 30, 2001

NOTE A - BASIS OF PRESENTATION
------------------------------
The accompanying unaudited financial statements of Ponte Nossa Acquisition Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2000.

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

Item 2. Plan of Operation.

The Company was organized in April 1997 for the purpose of listing its securities on an electronic stock exchange and then acquiring an interest in a suitable operating business. The Company has not yet engaged in business and has no revenues. As of June 30, 2001 the Company had no assets or liabilities. The Company's plan of operation over the next 12 months is to search for a suitable acquisition candidate. Management believes that the Company will require additional capital over the next 12 months in order to satisfy its working capital requirements. The Company expects to acquire such additional funds from contributions to capital by management. However, management is under no obligation to make additional capital contributions and there can be no assurance management will do so. In the event management is unable or unwilling to contribute additional capital to the Company, management will obtain the necessary capital from other sources. However, management does not believe that there will be many, if any, sources of alternative capital for the Company until such time as it reorganizes with an operating company. In the event management fails to provide or arrange for additional contributions to capital, it is unlikely that the Company will be able to conduct its current level of operations or acquire a suitable operating company.

                           PART II - OTHER INFORMATION

Item  1.     Legal Proceedings
             There are no legal proceedings against the Company and the Company is unaware of proceedings contemplated against it.

Item  2.     Changes in Securities
             None.

Item  3.     Defaults Upon Senior Securities
             None.

Item  4.     Submission of Matters to a Vote of Security Holders.
             No matters were submitted to the security holders for a vote.

Item  5.     Other Information
             On July 18, 2001, Financial Entrepreneurs Incorporated acquired control of the Registrant in a private transaction. On the same date, a new Board of Directors was elected, consisting of Thomas F. DiMele and Laurence M. Schreiber.

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

                                        PONTE NOSSA ACQUISITION CORPORATION

Dated:  July 19, 2001                   /s/  Thomas F. DiMele
                                        By:  Thomas F. DiMele
                                        Its: President