Form 10QSB
period 2001-09-30
PONTE NOSSA ACQUISITION CORP
filed 2001-11-14
CIK 1082249

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

[ ]      Transition report under Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from _______ to ________

Commission File No. 0-25611

                          PONTE NOSSA ACQUISITION CORP.
                 (Name of Small Business Issuer in Its Charter)

         DELAWARE                                          33-0838660
  (State of Incorporation)                     (IRS Employer Identification No.)

                        18271 McDurmott West, Suite A-1,
                                   IRVINE, CA.
                    (Address of Principal Executive Offices)

                                      92614
                                   (Zip Code)

                                  949-474-7020
                           (Issuer's Telephone Number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

         As of September 30, 2001, the Company had 13,000,000 shares of its common stock issued and outstanding.

         Transitional Small Business Disclosure Format (check one):

Yes [ ]  No [X]

PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements

         Balance Sheet at September 30, 2001 (Unaudited)

         Statements of Operations (Unaudited) Three months ended September 30, 2001 and 2000

         Statements of Operations (Unaudited) Nine months ended September 30, 2001 and 2000

         Statements of Cash Flows (Unaudited) Nine months ended September 30, 2001 and 2000

         Notes to Consolidated Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis or Plan of Operation


PART II  OTHER INFORMATION


Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Item 1.  Financial Statements


                          PONTE NOSSA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                  Balance Sheet
                                   (Unaudited)
                               September 30, 2001


ASSETS


TOTAL ASSETS                                                           $
                                                                       =========


LIABILITIES AND SHAREHOLDERS' EQUITY

TOTAL LIABILITIES                                                      $  2,950
                                                                       =========


SHAREHOLDERS' EQUITY:

   Preferred stock, 10,000,000 shares authorized, $.001 par value, none issued and outstanding

   Common stock, 20,000,000 shares authorized, $.001 par value,        $    500
                  13,000,000 shares issued and outstanding

         Additional paid in capital                                    $ 29,501

         Deficit accumulated during the development stage               (28,951)


NET SHAREHOLDERS' EQUITY                                               $
                                                                       ---------

                                                                       $
                                                                       =========

        The accompanying notes are an integral part of these statements.

                          PONTE NOSSA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            Statements of Operations
                                   (Unaudited)


                                                            THREE MONTHS
                                                        ENDED SEPTEMBER 30,
                                                   -----------------------------
                                                       2001           2000
                                                   -------------   -------------
COSTS AND EXPENSES

         General and administrative expenses       $      2,950    $      1,031
                                                   -------------   -------------

NET LOSS                                           $     (2,950)   $     (1,031)
                                                   =============   =============


BASIC AND DILUTED NET LOSS
PER COMMON SHARE                                   $               $
                                                   =============   =============


BASIC AND DILUTED WEIGHTED
AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                          13,000,000      13,000,000
                                                   =============   =============

        The accompanying notes are an integral part of these statements.

                          PONTE NOSSA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            Statements of Operations
                                   (Unaudited)


                                                                  CUMULATIVE
                                                                FROM INCEPTION
                                          NINE MONTHS           (April 21, 1997)
                                      ENDED SEPTEMBER 30,       TO SEPTEMBER 30,
                                 -----------------------------  ----------------
                                      2001            2000            2001
                                 -------------   -------------  ----------------
COSTS AND EXPENSES

General and administrative
Expenses                         $      4,965    $     16,131    $     28,951
                                 -------------   -------------   -------------


NET LOSS                         $     (4,965)   $    (16,131)   $    (28,951)
                                 =============   =============   =============


BASIC AND DILUTED NET
LOSS PER COMMON SHARE            $               $               $
                                 =============   =============   =============

BASIC AND DILUTED
WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING                 13,000,000      13,000,000
                                 =============   =============   =============

        The accompanying notes are an integral part of these statements.

                          PONTE NOSSA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                  CUMULATIVE
                                                                FROM INCEPTION
                                             NINE MONTHS        (April 21, 1997)
                                         ENDED SEPTEMBER 30,    TO SEPTEMBER 30,
                                       -----------------------  ----------------
                                          2001          2000          2001
                                       ---------     ---------     ---------
CASH FLOW FROM
 OPERATING ACTIVITIES:
Net Loss                               $  4,965      $ 16,131      $ 28,951
                                       ---------     ---------     ---------
Adjustments to reconcile net
 loss to net cash used by
 operating activities:

Net Cash used by operating
activities                             $ (4,965)     $(16,131)     $(28,951)
                                       ========      ========      ========

CASH FLOWS FROM
INVESTING ACTIVITIES
                                       ---------     ---------     ---------

CASH FLOWS FROM
FINANCING ACTIVITIES:
 Issuance of common stock              $  4,965        16,131           500
 Capital contribution                                                25,501
 Loans Payable                                                        2,950

 Net cash provided by
 financing activities                  $  4,965      $ 16,131      $ 28,951
                                       ---------     ---------     ---------


Net increase (decrease) in cash        ---------     ---------     ---------

CASH, BEGINNING
OF PERIOD
                                       ---------     ---------     ---------
CASH END OF PERIOD                     $             $             $
                                       =========     =========     =========

        The accompanying notes are an integral part of theses statements.

                          PONTE NOSSA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited financial statements of Ponte Nossa Acquisition Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2000.


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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

         The Company was organized in April 1997 for the purpose of listing its securities on an electronic stock exchange and then acquiring an interest in a suitable operating business. The Company has not yet engaged in business and has no revenues. As of September 30, 2001 the Company had no assets. The Company's plan of operation over the next 12 months is to search for a suitable acquisition candidate. Management believes that the Company will require additional capital over the next 12 months in order to satisfy its working capital requirements. The Company expects to acquire such additional funds from contributions to capital by management. However, management is under no obligation to make additional capital contributions and there can be no assurance management will do so. In the event management is unable or unwilling to contribute additional capital to the Company, management will obtain the necessary capital from other sources. However, management does not believe that there will be many, if any, sources of alternative capital for the Company until such time as it reorganizes with an operating company. In the event management fails to provide or arrange for additional contributions to capital, it is unlikely that the Company will be able to conduct its current level of operations or acquire a suitable operating company.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         There are no legal proceedings against the Company and the Company is unaware of proceedings contemplated against it.

Item 2.  Changes in Securities and Use of Proceeds.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         On November 8, 2001, the Company entered into an Agreement and Plan of Merger with Visijet, Inc. for the merger of the two companies into a single company to be named "Visijet, Inc." Under the terms of the merger agreement, each outstanding share of Visijet, Inc., will be exchanged for one share of Common Stock of the Company. Also under the merger agreement, 9,500,000 shares of the Company's Common Stock are to be cancelled. The merger agreement contemplates that 8,600,000 shares of the Company's Common Stock will be issued to the shareholders of Visijet. When combined with the 3,500,000 outstanding shares of the Company (after giving effect to the cancellation), the total outstanding shares of the new entity immediately after the merger will be approximately 12,100,000. It is anticipated that approximately an additional 4 million shares (or warrants) will be issued shortly following the merger.

         Closing of the merger remains subject to certain conditions, including regulatory approvals and approval by shareholders of both corporations.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  99.1     Press Release Announcing Proposed Merger with
                           Visijet, Inc.

         (b)      Reports on Form 8-K

                  On August 2, 2001, the Company filed a Report on Form 8-K, dated as of July 18, 2001, reporting a change in control of the Company pursuant to Item 1 and a letter agreement with Visijet, Inc. pursuant to Item 5.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PONTE NOSSA ACQUISITION CORPORATION

Dated:  November 14, 2001                         /s/  Thomas F. DiMele
                                                  -----------------------------
                                                   By: Thomas F. DiMele
                                                   Its: President

                                                  /s/  Laurence Schreiber
                                                  -----------------------------
                                                   By: Laurence Schreiber
                                                   Its: Chief Financial Officer