Form 10QSB/A
period 2001-09-30
PONTE NOSSA ACQUISITION CORP
filed 2001-11-16
CIK 1082249

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Item 1.  Financial Statements

                          PONTE NOSSA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                  Balance Sheet
                                   (Unaudited)
                               September 30, 2001

ASSETS

TOTAL ASSETS                                                           $  -0-
                                                                       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Due to related parties - current                                       $  2,950

TOTAL LIABILITIES                                                      $  2,950
                                                                       ---------

SHAREHOLDERS' EQUITY:

   Preferred stock, 10,000,000 shares authorized, $.001 par value,           -0-
       none issued and outstanding

   Common stock, 20,000,000 shares authorized, $.001 par value,        $    500
                  13,000,000 shares issued and outstanding

         Additional paid in capital                                      25,501

         Deficit accumulated during the development stage               (28,951)
                                                                       ---------
NET SHAREHOLDERS' EQUITY                                               $ (2,950)
                                                                       ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $  -0-
                                                                       =========

        The accompanying notes are an integral part of these statements.

                          PONTE NOSSA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            Statements of Operations
                                   (Unaudited)
                                                            THREE MONTHS
                                                        ENDED SEPTEMBER 30,
                                                   -----------------------------
                                                       2001           2000
                                                   -------------   -------------
COSTS AND EXPENSES

         General and administrative expenses       $      2,950    $      1,031
                                                   -------------   -------------

NET LOSS                                           $     (2,950)   $     (1,031)
                                                   =============   =============

BASIC AND DILUTED NET LOSS
PER COMMON SHARE                                   $     -         $     -
                                                   =============   =============

BASIC AND DILUTED WEIGHTED
AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                          13,000,000      13,000,000
                                                   =============   =============

        The accompanying notes are an integral part of these statements.

                          PONTE NOSSA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            Statements of Operations
                                   (Unaudited)

                                                                  CUMULATIVE
                                                                FROM INCEPTION
                                          NINE MONTHS           (April 21, 1997)
                                      ENDED SEPTEMBER 30,       TO SEPTEMBER 30,
                                 -----------------------------  ----------------
                                      2001            2000            2001
                                 -------------   -------------  ----------------
COSTS AND EXPENSES

General and administrative
Expenses                         $      4,965    $     16,131    $     28,951
                                 -------------   -------------   -------------

NET LOSS                         $     (4,965)   $    (16,131)   $    (28,951)
                                 =============   =============   =============

BASIC AND DILUTED NET
LOSS PER COMMON SHARE            $       -       $    -
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

                          PONTE NOSSA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                  CUMULATIVE
                                                                FROM INCEPTION
                                             NINE MONTHS        (April 21, 1997)
                                         ENDED SEPTEMBER 30,    TO SEPTEMBER 30,
                                       -----------------------  ----------------
                                          2001          2000          2001
                                       ---------     ---------     ---------
CASH FLOW FROM
 OPERATING ACTIVITIES:
Net Loss                               $  4,965      $ 16,131      $ 28,951
                                       ---------     ---------     ---------
Adjustments to reconcile net
 loss to net cash used by
 operating activities:

Net Cash used by operating
activities                             $ (4,965)     $(16,131)     $(28,951)
                                       ========      ========      ========

CASH FLOWS FROM
INVESTING ACTIVITIES                        -            -             -
                                       ---------     ---------     ---------

CASH FLOWS FROM
FINANCING ACTIVITIES:
 Issuance of common stock              $    -            -              500
 Capital contribution                     2,015        16,131        25,501
 Advance from related party               2,950          -            2,950
                                       ---------     ---------     ---------
 Net cash provided by
 financing activities                  $  4,965      $ 16,131      $ 28,951
                                       ---------     ---------     ---------
                                            -            -             -
Net increase (decrease) in cash        ---------     ---------     ---------

CASH, BEGINNING
OF PERIOD                                   -            -             -
                                       ---------     ---------     ---------
CASH END OF PERIOD                     $    -        $   -         $   -
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

Item 2.  Management's Discussion and Analysis or Plan of Operation.


         The Company was organized in April 1997 for the purpose of listing its securities on an electronic stock exchange and then acquiring an interest in a suitable operating business. The Company has not yet engaged in business and has no revenues. As of September 30, 2001 the Company had no assets. The Company's plan of operation over the next 12 months is to search for a suitable acquisition candidate. Management believes that the Company will require additional capital over the next 12 months in order to satisfy its working capital requirements. The Company expects to acquire such additional funds from management and related parties. However, management and related parties are under no obligation to provide additional capital and there can be no assurance management and related parties will do so. In the event management is unable to raise additional capital, management will attempt to obtain the necessary capital from other sources. However, management does not believe that there will be many, if any, sources of alternative capital for the Company until such time as it reorganizes with an operating company. In the event management fails to provide or arrange for additional contributions to capital, it is unlikely that the Company will be able to conduct its current level of operations or acquire a suitable operating company.


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

                                            PONTE NOSSA ACQUISITION CORPORATION

Dated:  November 15, 2001                         /s/  Thomas F. DiMele
                                                  -----------------------------
                                                   By: Thomas F. DiMele
                                                   Its: President

                                                  /s/  Laurence Schreiber
                                                  -----------------------------
                                                   By: Laurence Schreiber
                                                   Its: Chief Financial Officer