Form 10KSB
period 2001-12-31
PONTE NOSSA ACQUISITION CORP
filed 2002-04-16
CIK 1082249

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

                         Commission file Number 0-25611

                          PONTE NOSSA ACQUISITION CORP.
                 (Name of small business issuer in its charter)


        Delaware                                              33-0838660
(State of incorporation)                              (I.R.S. Employer I.D. No.)


            18271 McDurmott West, Suite A-1, Irvine, California 92612
                    (Address of principal executive offices)


                    Issuer's telephone number (949) 474-7020

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) bof the Act:

                          Common Stock, $.001 par value
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ].

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The registrant's revenues for fiscal year 2001 were $0.

         As of April 1, 2002 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3,772,000 and the number of shares outstanding of the registrant's only class of common stock, $.001 par value per share, was 13,000,000.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         Ponte Nossa Acquisition Corp., a Delaware corporation (the "Company"), was incorporated as a blank check company on April 21, 1997. To date, the Company has not engaged in business and has had no revenues or significant assets. The Company plans to attempt to acquire an equity interest in or assets of an operating business to be thereafter operated by the Company or a subsidiary of the Company.

         On November 8, 2001, the Company entered into an Agreement and Plan of Merger with Visijet, Inc. for the merger of the two companies into a single company to be named "Visijet, Inc." Under the terms of the merger agreement, each outstanding share of Visijet, Inc., will be exchanged for one share of Common Stock of the Company. Also under the merger agreement, 9,500,000 shares of the Company's Common Stock are to be cancelled. The merger agreement contemplates that 8,600,000 shares of the Company's Common Stock will be issued to the shareholders of Visijet. When combined with the 3,500,000 outstanding shares of the Company, after giving effect to the cancellation and the contemplated issuance of an additional 300,000 shares to take place in April 2002, the total outstanding shares of the new entity immediately after the merger are to be approximately 12,400,000. It is anticipated that approximately an additional five million shares or warrants will be issued shortly following the merger.

         Closing of the merger remains subject to certain conditions, including regulatory approvals and approval by shareholders of both corporations. The two companies are continuing negotiations toward the consummation of the merger.

         The Company has no assets, revenues or operations. The Company and companies of this sort are commonly referred to as "blank check companies" or "public shell corporations" and the transactions through which public shell corporations acquire an interest in a suitable operating business are commonly referred to as "shell reorganizations." In the event that the contemplated transaction with VisiJet, Inc. is not consummated for any reason, management plans to seek another potential merger candidate. Management of the Company believes that certain privately held businesses are interested in "going public" through a shell reorganization for a variety of reasons. The most common motivation appears to be the perception that the private business' reconstitution as a publicly traded corporation will aid the business in obtaining private equity capital, on the theory that investors are more interested in purchasing equity securities for which a public market exists.

         If the VisiJet transaction does not occur, in selecting a suitable alternative business opportunity, management intends to focus on the potential for future profits and strength of current operating management of the business opportunity. Management believes that the greatest potential lies in technology and goods or products-related industries, rather than principally service industries. Nevertheless, this shall not preclude any other category of business or industry to be investigated and evaluated by the Company as opportunities arise.

         In such event the Company will conduct its own investigation to identify a business it can acquire, as follows. After selecting a potential acquisition candidate, management may prepare a business plan using its general experience and business acumen, or hire consultants to prepare analyses of the business' capital, production, marketing, labor and other related requirements. However, there can be no assurance that management of the Company will ever be able to locate an additional or alternative suitable business opportunity interested in reorganizing with the Company or that management has the requisite experience to recognize and understand a business operation that would benefit the Company. In the event that management is able to locate what it considers to be a suitable business opportunity, there can be no assurance that such business will be successful.

         Except for the Agreement and Plan of Merger with VisiJet, Inc., as of the date of this annual report, the Company has no agreements, understandings, or arrangements concerning its acquisition or potential acquisition of a specific business opportunity. The Company is subject to the periodic reporting requirements of Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"). These requirements will oblige the Company to file with the Commission specified information regarding companies with which the Company may merge or reorganize, including audited financial statements for any acquired companies covering one or two years depending on the relative size of the acquisition. The financial statement requirements imposed by the Exchange Act will necessarily limit the Company's pool of candidates with which it may merge or reorganize to those entities with the proper audited financial statements.

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

EMPLOYEES

         The Company has no employees at the present time. Its President, Thomas
F. DiMele, and its Chief Financial Officer and Secretary, are not employees, and devote only a portion of their time to the Company's affairs.

RISK FACTORS

AN INVESTMENT IN THE SECURITIES OF THE COMPANY PRESENTS CERTAIN MATERIAL RISKS TO INVESTORS. ANY INVESTOR IN THE COMPANY IS ENCOURAGED TO CAREFULLY CONSIDER THE FOLLOWING RISKS BEFORE PURCHASING THE SECURITIES OF THE COMPANY.

         1. SHELL CORPORATION. This type of company is commonly called a "shell" corporation because the company does not have any assets or operations and has been formed for the specific purpose of acquiring all or substantially all of the ownership of an existing business. As in the proposed VisiJet acquisition, these transactions are consummated by issuing or transferring large blocks of the Company's equity shares to the principals of the business that is acquired. Any such issuance will involve significant dilution in the equity interest in the Company held by the pre-reorganization shareholders of the Company with the result that the pre-reorganization shareholders of the Company will have a substantially smaller aggregate interest in the outstanding shares of the Company after giving effect to the reorganization. See, "Description of Business."

         Prospective investors should be aware that privately-held companies often times merge or reorganize with a public shell as a means of "going-public" without having to incur the time, expense and disclosure obligations normally associated with the going-public process. Unlike an investment in an operating business, in the event the Company merges with a privately-held company, investors prior to the disclosure of the merger candidate will not have had the benefit of receiving disclosure of such company's operations and financial condition prior to making their investment. See "Description of Business."

         Prospective investors should also be aware that management of the Company, acting in compliance with the Bylaws of the Company and Delaware General Corporation Law, may be able to structure any reorganization with an operating business in a manner that will allow the Board of Directors of the Company to approve the selection of the operating business and all of the terms of the reorganization, including the appointment of the successor officers and directors, without the need or request for shareholder approval. See "Description of Business."

         2. RISK OF PROPOSED NEW BUSINESS; LACK OF ASSETS, REVENUES OR OPERATIONS. The Company has no assets, revenues or operations. The Company was originally capitalized with $500 in April 1997. Management expects that the Company's working capital requirements will be nominal and will be satisfied through additional capital contributions or loans by management as required. However, management is under no obligation to continue to make capital contributions or loans to the Company. Should management fail to make additional capital contributions or loans as necessary, the Company may not be able to conduct an acquisition of an operating company.

         3. LACK OF AUDITED FINANCIAL STATEMENTS. The financial statements of the Company contained in this report are unaudited, were prepared solely by management, and have not been reviewed by any outside accountant. The report of the Company's independent auditors on the Company's 2000 financial statements included a qualification regarding the Company's ability to continue as a going concern. In that report (covering only the 2000 financial statements), the Company's independent auditors state that the Company needs an additional capital infusion in order to fund current expenditures, acquire business opportunities and achieve profitable operations, and that such factors raise substantial doubt about the Company's ability to continue as a going concern.

         4. RELIANCE ON MANAGEMENT. The Company is dependent on its officers' and directors' personal abilities to evaluate business opportunities that may be presented in the future. Since management has not identified a proposed business or industry in which it will search for an acquisition target, it is unlikely that management will have any prior experience in the technical aspects of the industry or the business within that industry which may be acquired. See "Description of Business" and "Management."

         5. MINIMAL TIME COMMITMENT OF MANAGEMENT. The current officers and directors engage in other activities and will not devote their full time to the Company. See, "Management."

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

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company does not own or lease any real property.

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The following table sets forth the high and low closing prices for shares of the Company Common Stock for the periods noted, as reported by the National Daily Quotation Service and the Over-the-Counter Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

           CALENDAR                                       BID PRICES
             YEAR               PERIOD               HIGH            LOW
             ----               ------               ----            ---
             2000           First Quarter            3.00            1.88
                            Second Quarter           4.25            3.00
                            Third Quarter            4.25            1.25
                            Fourth Quarter           3.00            1.13
             2001           First Quarter            2.47            2.00
                            Second Quarter           7.25            2.00
                            Third Quarter            3.60            1.85
                            Fourth Quarter           2.70            1.97


         As of April 1, 2002, there were 309 record holders of the Company's Common Stock.

         The Company has not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


         The Company was organized in April 1997 for the purpose of acquiring an interest in a suitable operating business, which may include assets or shares of another entity to be acquired by the Company directly or through a subsidiary, and then listing its securities on an electronic stock exchange. The Company has not yet engaged in business and has had no revenues. As of December 31, 2001, the Company had no assets. The Company's plan of operation over the next 12 months is to search for a suitable acquisition candidate. Management's search for a suitable acquisition candidates will consist exclusively of contacting acquaintances in the business and investment banking community who are likely to know of operating businesses that might be interested in conducting a reorganization with the a blank check company. Management does not intend to conduct any advertising or proactive campaign to locate a suitable acquisition candidate. The Company does not expect to hire any additional employees until such time as an operating company is acquired. Management believes that the Company may require up to an additional $20,000 over the next 12 months in order to satisfy its working capital requirements. The Company expects to acquire such additional funds from advances or contributions to capital by management. However, management is under no obligation to make additional capital contributions and there can be no assurance management will do so. In the event management is unable or unwilling to contribute additional capital to the Company, management will seek to obtain the necessary capital from other sources. However, management does not believe that there will be many, if any, sources of alternative sources of capital for the Company until such time as it reorganizes with an operating company. In the event management fails to provide or arrange for additional contributions to capital, it is unlikely that the Company will be able to conduct its current level of operations or acquire a suitable operating company.

Fiscal Year 2001 compared to Fiscal Year 2000.

General and administrative expenses, (and net loss) totaled $53,598, for an increase of $36,606 over 2000. The increase is due to a change in management of the company during 2001 and costs associated with the Agreement and Plan of Merger with Visijet, Inc.

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


ITEM 7.  FINANCIAL STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS

    Balance Sheet..........................................................7

    Statements of Operations...............................................8

    Statements of Stockholders' Equity/(Deficit)...........................9

    Statements of Cash Flows..............................................10

    Notes to Financial Statements.........................................11

                          PONTE NOSSA ACQUISITION CORP.
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 2001



                                            ASSETS



Total Assets.....................................................   $         -
                                                                    ============



                  LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)


Liabilities

Due to related parties...........................................   $    51,583
                                                                    ------------

Total Liabilities        ........................................        51,583
                                                                    ------------


Shareholders' Equity/(Deficit)

Preferred stock, 10,000,000 shares authorized, $.001 par value,
  none issued and outstanding....................................             -
Common stock, 20,000,000 shares authorized, $.001 par value,
13,000,000 shares issued and outstanding.........................        13,000
Additional paid in capital.......................................        13,001
Deficit accumulated during development stage.....................       (77,584)
                                                                    ------------

Net Shareholders' (Deficit)......................................       (51,583)
                                                                    ------------

Total Liabilities and Shareholders' Equity/(Deficit).............   $         -
                                                                    ============


See accompanying notes


                                        PONTE NOSSA ACQUISITION CORP.
                                        (A Development Stage Company)
                                           Statements of Operations


                                          Year Ended             Year Ended        Cumulative from Inception
                                      December 31, 2000       December 31, 2001        (April 21, 1997)
                                                                                          To 12/31/01
COSTS AND EXPENSES
General and Administrative                 $16,992                 $53,598                  $77,584
                                           -------                 -------                  -------


NET LOSS                                   $16,992                 $53,598                  $77,584
                                           -------                 -------                  -------


BASIC AND DILUTED NET LOSS PER               $ -                     $ -
                                             ----           -        ---
COMMON SHARE

BASIC AND DILUTED WEIGHTED
AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING
                                          13,000,000             13,000,000











See accompanying notes


                                               PONTE NOSSA ACQUISITION CORP.
                                               (A Development Stage Company)
                                       Statements of Shareholders' Equity (Deficit)
                                   From Inception (April 21, 1997) To December 31, 2001

                                                                                              Deficit
                                                                                             Accumulated
                                         Preferred Stock       Common Stock      Additional  During the         Net
                                       ------------------  --------------------    Paid In   Development   Shareholders'
                                        Shares    Amount     Shares     Amount     Capital      State     Equity(Deficit)
                                       --------  --------  ----------  --------  ----------  -----------  ---------------
Inception, April 21, 1997                  -      $    -            -  $     -   $       -   $        -   $            -

Issuance of common stock                   -           -      500,000      500           -            -              500

Net loss                                   -           -            -        -           -         (334)            (334)
                                       --------  --------  ----------  --------  ----------  -----------  ---------------

Balance, December 31, 1997                 -           -      500,000      500           -         (334)             166

Capital contribution                       -           -            -        -         349            -              349

Net loss                                   -           -            -        -           -         (515)            (515)
                                       --------  --------  ----------  --------  ----------  -----------  ---------------

Balance, December 31, 1998                 -           -      500,000      500         349         (849)               -

Capital contribution                       -           -            -        -       6,145            -            6,145

Net loss                                   -           -            -        -           -       (6,145)          (6,145)
                                       --------  --------  ----------  --------  ----------  -----------  ---------------

Balance, December 31, 1999                 -           -      500,000      500       6,494       (6,994)               -

Capital contribution                       -           -            -        -      16,992            -           16,992

Net loss                                   -           -            -        -           -      (16,992)         (16,992)
                                       --------  --------  ----------  --------  ----------  -----------  ---------------

Balance, December 31, 2000                 -           -      500,000      500      23,486      (23,986)               -

Capital contribution                       -           -            -        -       2,015            -            2,015

Common shares issued for 26-for-1
stock split effected July 26, 2001         -           -    12,500,000  12,500     (12,500)           -                -

Net loss                                   -           -            -        -           -      (53,598)         (53,598)
                                       --------  --------  ----------  --------  ----------  -----------  ---------------

Balance, December 31, 2001                 -     $     -   13,000,000  $13,000   $  13,001   $  (77,584)  $      (51,583)
                                       ========  ========  ==========  ========  ==========  ===========  ===============


See accompanying notes


                                PONTE NOSSA ACQUISITION CORP.
                                (A DEVELOPMENT STAGE COMPANY)
                                   Statements of Cash Flows

                                                                                 Cumulative
                                                                                   From
                                                                                 Inception
                                                  Year ended     Year ended   (April 21, 1997)
                                                  December 31,   December 31,       to
                                                     2000           2001     December 31, 2001
                                                  ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                       $   (16,992)   $   (53,598)   $   (77,584)
   Adjustment to reconcile net loss to net cash
     used by operating activities                           -              -              -
                                                  ------------   ------------   ------------

     Net cash used by operating activities            (16,992)       (53,598)       (77,584)
                                                  ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES                        -              -              -
                                                  ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                 -              -            500
   Capital contributions                               16,992          2,015         25,501
   Advance from related party                               -         51,583         51,583
                                                  ------------   ------------   ------------

     Net cash provided by financing activities         16,992         53,598         77,584
                                                  ------------   ------------   ------------

Net increase (decrease) in cash                             -              -              -

CASH, BEGINNING OF PERIOD                                   -              -              -
                                                  ------------   ------------   ------------

CASH, END OF PERIOD                               $         -    $         -    $         -
                                                  ============   ============   ============

See accompanying notes

                          PONTE NOSSA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          Notes to Financial Statements
                                December 31, 2001

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


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

Basic and diluted net loss per share
------------------------------------

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"), which superseded Accounting Principles Board Opinion 15 ("APB 15"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At December 31, 2001 there were no dilutive convertible shares, stock options or warrants.

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

On July 26, 2001, the Company effected a 26-for-1 common stock split and issued 12,500,000 shares to the holders of the 500,000 common shares then outstanding.

3.       INCOME TAXES

The Company records its income tax provision in accordance with SFAS 109, which requires the use of the liability method of accounting for deferred income taxes.

As the Company has not generated taxable income since its inception, no provision for income taxes has been made. At December 31, 2001, the Company did not have any significant net operating loss carryforwards.

At December 31, 2001, the Company did not have any significant deferred tax liabilities or deferred tax assets.

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

         Inapplicable


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following is a brief description of the directors and officers of the
Company:

         NAME                      POSITION                       DIRECTOR SINCE
         ----------                --------------                 --------------

         Thomas F. DiMele          President, Director                 2001

         Laurence M. Schreiber     Secretary/Treasurer, Director       2001


         Thomas F. DiMele has been president of the Company since July 2001. Since 1997 he has been President & Chief Executive Officer of Woodbine Ventures Inc., which acts as an intermediary between companies seeking funding and venture capitalists and private equity investors seeking companies with a specific profile consistent with he investors' philosophy. Between 1995 and 1997 he served as an outside consultant for PricewaterhouseCoopers, in San Diego, California, assisting and developing and organizing data for its Quarterly Venture Capital Survey.

         Laurence M. Schreiber has been Secretary/Treasurer since August 2001. Prior to that time he founded Diversified International, a multilevel marketing system, and served as Chief Executive Officer of Learn America, a multimedia productions company combining advanced computer technology and educational systems. Mr. Schreiber also served as President and a director of Philibus Systems, a private educational system, and was President of Advanced Nutritional Associates, which distributed health care products in the United Kingdom and Europe. He has developed an independent sales distribution system for Herbalife, and pioneered markets in the United Kingdom, Spain and Israel.

         Directors hold office until a successor is elected and qualified or until their earlier resignation in the manner provided in the Bylaws of the Company.

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities (the "10% Stockholders"), to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Officers, directors and 10% Stockholders of the Company are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms so filed. Based upon a review of filings made and other information available to it, the Company believes that each of the Company's present Section 16 reporting persons filed all forms required of them during the year 2001 by
Section 16 (a).

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

NAME                                NUMBER OF SHARES          PERCENTAGE OWNED
-----------------------------       ----------------          ----------------

Financial Entrepreneurs, Inc.          10,768,004                  82.83%

Thomas F. DiMele                                -                      -

Laurence Schreiber                              -                      -

All officers and directors
as a group(2 persons)                           -                      -


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Financial Entrepreneurs, Inc. advanced $51,583 to the Company in 2001 on an interest-free basis.



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1      Certificate of Incorporation of the Company (1)
         3.2      Bylaws of the Company (1)
         4.1      Specimen of Common Stock Certificate (1)
         10.1 Agreement and Plan of Merger, dated November 6, 2001, between the Company and VisiJet, Inc.

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


         Date:  April 15, 2002              Ponte Nossa Acquisition Corp.


                                            By: /s/Thomas F. DiMele
                                               ---------------------------
                                               Thomas F. DiMele
                                               President


         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 Signature                          Title                               Date


 /s/ Thomas F. DiMele
 ------------------------
 Thomas F. DiMele              President and a Director           April 15, 2002



 /s/ Laurence Schreiber
 ------------------------
 Laurence Schreiber            Principal Accounting Officer       April 15, 2002
                               and a Director