Form 10QSB
period 2002-03-31
PONTE NOSSA ACQUISITION CORP
filed 2002-05-15
CIK 1082249

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         (Mark One)

         [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2002

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

Yes     X     No
     --------     --------

         As of March 31, 2002, the Company had 13,000,000 shares of its common stock issued and outstanding.

         Transitional Small Business Disclosure Format (check one):

Yes            No    X
    --------     -------

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet at March 31, 2002 (Unaudited)

         Statements of Operations (Unaudited) Three months ended March 31, 2002 and 2001

         Statements of Operations (Unaudited) Three months ended March 31, 2002 and 2001

         Statements of Cash Flows (Unaudited) Three months ended March 31, 2002 and 2001

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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Item 1.  Financial Statements


                          PONTE NOSSA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                  Balance Sheet
                                   (Unaudited)
                                 March 31, 2002


ASSETS


TOTAL ASSETS                                                          $   -0-
                                                                      ==========



LIABILITIES AND SHAREHOLDERS' EQUITY
Due to related parties-current                                           84,628
                                                                      ----------

TOTAL LIABILITIES                                                     $  84,628
                                                                      ==========


SHAREHOLDERS' EQUITY:

   Preferred stock, 10,000,000 shares authorized, $.001 par value, none issued and outstanding

   Common stock, 20,000,000 shares authorized, $.001 par value,       $  13,000
                  13,000,000 shares issued and outstanding

         Additional paid in capital                                   $  13,001

         Deficit accumulated during the development stage              (110,629)
                                                                      ----------

NET SHAREHOLDERS' EQUITY                                              $ (84,628)
                                                                      ==========

        The accompanying notes are an integral part of these statements.

                          PONTE NOSSA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                            Statements of Operations
                                   (Unaudited)

                                                         THREE MONTHS
                                                        ENDED MARCH 31,
                                                     2002              2001
COSTS AND EXPENSES

         General and administrative expenses     $    33,045     $      1,145
                                                 ------------    -------------

NET LOSS                                         $   (33,045)    $     (1,145)
                                                 ============    =============


BASIC AND DILUTED NET LOSS
PER COMMON SHARE                                 $        --     $         --
                                                 ============    =============


BASIC AND DILUTED WEIGHTED
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
                                                  13,000,000       13,000,000
                                                 ============    =============

        The accompanying notes are an integral part of these statements.

                                PONTE NOSSA ACQUISITION CORP.
                                (A DEVELOPMENT STAGE COMPANY)
                                  Statements of Operations
                                         (Unaudited)
                                                                               CUMULATIVE
                                                                             FROM INCEPTION
                                                  THREE MONTHS              (April 21, 1997)
                                                 ENDED MARCH 31,           TO MARCH 31, 2002
                                          ---------------------------      -----------------
                                              2002             2001
                                          -------------    -------------      -------------
COSTS AND EXPENSES

General and administrative
Expenses                                  $     33,045     $      1,145       $    110,629
                                          -------------    -------------      -------------

NET LOSS                                  $    (33,045)    $     (1,145)      $   (110,629)
                                          =============    =============      =============


BASIC AND DILUTED NET
LOSS PER COMMON SHARE                     $         --     $         --       $         --
                                          =============    =============      =============

BASIC AND DILUTED
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                   13,000,000       13,000,000

              The accompanying notes are an integral part of these statements.

                                 PONTE NOSSA ACQUISITION CORP.
                                 (A DEVELOPMENT STAGE COMPANY)
                                    Statements of Cash Flows
                                          (Unaudited)

                                                                                CUMULATIVE
                                                                              FROM INCEPTION
                                                    THREE MONTHS             (April 21, 1997)
                                                   ENDED MARCH 31,           TO MARCH 31, 2002
                                             --------------------------     -----------------
                                               2002               2001
                                             ---------         ---------
CASH FLOW FROM
 OPERATING ACTIVITIES:
Net Loss                                     $  33,045         $   1,145         $ 110,629
                                             ----------        ----------        ----------
Adjustments to reconcile net
 loss to net cash used by
 operating activities:

Net Cash used by operating activities        $ (33,045)        $  (1,145)        $(110,629)
                                             ==========        ==========        ==========

CASH FLOWS FROM
INVESTING ACTIVITIES


CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                    $    --           $      --         $     500
 Capital contribution                             --               1,145            25,501
 Advance from related party                  $  33,045                --            84,628
                                             ----------        ----------        ----------
 Net cash provided by
 financing activities                        $  33,045         $   1,145         $ 110,629
                                             ----------        ----------        ----------

Net increase (decrease) in cash

CASH, BEGINNING
OF PERIOD                                    $      --         $      --         $      --
                                             ==========        ==========        ==========
CASH END OF PERIOD                           $      --         $      --         $      --
                                             ==========        ==========        ==========



               The accompanying notes are an integral part of theses statements.

                          PONTE NOSSA ACQUISITION CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited financial statements of Ponte Nossa Acquisition Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 2001.


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

Item 2. Management's Discussion and Analysis or Plan of Operation.

         The Company was organized in April 1997 for the purpose of acquiring an interest in a suitable operating business, which may include assets or shares of another entity to be acquired by the Company directly or through a subsidiary, and then listing its securities on an electronic stock exchange. The Company has not yet engaged in business and has had no revenues. As of March 31, 2002, the Company had no assets. The Company's plan of operation over the next 12 months is to complete its proposed merger with VisiJet, Inc. or, if unsuccessful, to search for an alternative acquisition candidate. Management's search for a suitable acquisition candidates will consist exclusively of contacting acquaintances in the business and investment banking community who are likely to know of operating businesses that might be interested in conducting a reorganization with the a blank check company. Management does not intend to conduct any advertising or proactive campaign to locate a suitable acquisition candidate. The Company does not expect to hire any additional employees until such time as an operating company is acquired. Management believes that the Company may require up to an additional $20,000 over the next 12 months in order to satisfy its working capital requirements. The Company expects to acquire such additional funds from advances or contributions to capital by management. However, management is under no obligation to make additional capital contributions and there can be no assurance management will do so. In the event management is unable or unwilling to contribute additional capital to the Company, management will seek to obtain the necessary capital from other sources. However, management does not believe that there will be many, if any, sources of alternative sources of capital for the Company until such time as it reorganizes with an operating company. In the event management fails to provide or arrange for additional contributions to capital, it is unlikely that the Company will be able to conduct its current level of operations or acquire a suitable operating company.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         Inapplicable

Item 2.  Changes in Securities and Use of Proceeds.

         Inapplicable.

Item 3.  Defaults Upon Senior Securities.

         Inapplicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Inapplicable

Item 5.  Other Information

         Inapplicable


Item 6.  Exhibits and Reports on Form 8-K


(a)      Exhibits

         None

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PONTE NOSSA ACQUISITION CORPORATION

Dated:  May 15, 2002                        /S/  THOMAS F. DIMELE
                                            -----------------------------
                                            By:  Thomas F. DiMele
                                            Its: President



                                             /S/ LAURENCE SCHREIBER
                                             ----------------------------
                                             By: Laurence Schreiber
                                             Its: Chief Financial Officer