Form 10KSB/A
period 2001-12-31
PONTE NOSSA ACQUISITION CORP
filed 2002-05-20
CIK 1082249

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                               Amendment No. 1 to

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

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

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

ITEM 7.  FINANCIAL STATEMENTS


         Filed herewith are the following Audited Financial Statements for Ponte Nossa Acquisition Corp. (a Development Stage Company):


Description                                                                     Page
-----------                                                                     ----
Report of Peterson & Co., Independent Auditors...............................     7

Report of Baron Accountancy Corporation, Independent Auditors................     8

Balance Sheets at December 31, 2001 and 2000.................................     9

Statements of Operations for the years ended December 31, 2001, 2000
   and 1999 and the period April 21, 1997(inception) to December 31, 2001....    10

Statements of Stockholders Equity for the period April 21, 1997 (inception)
   to December 31, 2001......................................................    11

Statements of Cash Flows for the years ended December 31, 2001, 2000
   and 1999 and the period April 21, 1997 (inception) to December 31, 2001...    12

Notes to Financial Statements................................................    13



                                 PETERSON & CO.
                          CERTIFIED PUBLIC ACCOUNTANTS
                                  [LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Ponte Nossa Acquisition Corp.


We have audited the accompanying balance sheet of Ponte Nossa Acquisition Corp. (a Development Stage Company) as of December 31, 2001, and the related statements of income, shareholders' equity, and cash flows for the year then ended and for the period April 21, 1997 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Ponte Nossa Acquisition Corp. as of December 31, 2000 and 1999, were audited by other auditors whose report dated March 22, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of Ponte Nossa Acquisition Corp. (a Development Stage Company) as of December 31, 2001, and the results of its operations and its cash flows for the year then ended and for the period April 21, 1997 (inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, Ponte Nossa Acquisition Corp. (a Development Stage Company) has reported accumulated losses during the development stage aggregating ($85,584) and without additional financing, lacks sufficient working capital to fund operations beyond July 2002, which raises substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are described in Note 2. The 2001 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                           /s/ Peterson & Co.

                                           PETERSON & CO.
San Diego, California
May 12, 2002

BARON ACCOUNTANCY CORPORATION
CERTIFIED PUBLIC ACCOUNTANTS


                                                         1470 Jamboree Road
                                                         Newport Beach, CA 92660
                                                         TEL: (949) 640-0588
                                                         FAX: (949) 640-6005


                          INDEPENDENT AUDITOR'S REPORT


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

         We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, on a test basis, examination of evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ponte Nossa Acquisition Corp. as of December 31, 2000, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2000 and the period from inception (April 21, 1997) to December 31, 2000 in conformity with U.S. generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Notes to the financial statements, the Company needs additional capital infusion in order to fund current expenditures, acquire business opportunities and achieve profitable operations. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in the Notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                               /s/ Baron Accountancy Corporation



March 22, 2001


                               PONTE NOSSA ACQUISITION CORP.
                               (A Development Stage Company)
                                       Balance Sheet
                                 December 31, 2001 and 2000

                                                                           December 31,
                                                                      ---------------------
                                                                         2001        2000
                                                                      ---------   ---------
                                           ASSETS

Total assets                                                          $     --    $     --
                                                                      =========   =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Liabilities
   Accounts payable                                                   $  8,000    $     --
   Due to related parties                                               51,583          --
                                                                      ---------   ---------
Total liabilities                                                       59,583          --
                                                                      ---------   ---------

Shareholders' Equity(Deficit)
Preferred stock, 10,000,000 shares authorized, $.001 par value,
     none issued and outstanding at December 31, 2001 and 2000              --          --
Common stock, 20,000,000 shares authorized, $.001 par value,
     13,000,000 and 500,000 shares issued  and outstanding
     at December 31, 2001 and 2000                                      13,000         500
Additional paid in capital                                              13,001      23,486
Deficit accumulated during development stage                           (85,584)    (23,986)
                                                                      ---------   ---------

Net Shareholders' equity (Deficit)                                     (59,583)         --
                                                                      ---------   ---------

Total liabilities and shareholders' equity                            $     --    $     --
                                                                      =========   =========


                                  See accompanying notes.

                                             9

                                         PONTE NOSSA ACQUISITION CORP.
                                         (A Development Stage Company)
                                           Statements of Operations

                                                                                                  Cumulative
                                                                                                from Inception
                                                 Year ended      Year Ended      Year Ended    (April 21, 1997)
                                                December 31,    December 31,    December 31,    to December 31,
                                                    2001            2000             1999            2001
                                                -------------   -------------   -------------   -------------

General and administrative expense              $    (61,598)   $    (16,992)   $     (6,145)   $    (85,584)
                                                -------------   -------------   -------------   -------------

Net loss                                        $    (61,598)   $    (16,992)   $     (6,145)   $    (85,584)
                                                -------------   -------------   -------------   -------------

Net loss per common share - basic and diluted   $    (0.0047)   $    (0.0013)   $    (0.0005)
                                                -------------   -------------   -------------

Basic and diluted weighted average
number of common shares outstanding               13,000,000      13,000,000      13,000,000
                                                =============   =============   =============




                                           See accompanying notes.

                                                      10

                                                    PONTE NOSSA ACQUISITION CORP.
                                                    (A Development Stage Company)
                                            Statements of Shareholders' Equity (Deficit)
                                        From Inception (April 21, 1997) to December 31, 2001



                                 Preferred Stock             Common Stock         Additional   Deficit Accumulated         Net
                                -----------------------------------------------    Paid In        during the          Shareholders'
                                 Shares     Amount        Shares       Amount      Capital    Development Stage     Equity (Deficit)
                                ----------------------------------------------------------------------------------------------------

Inception, April 21, 1997              -    $     -              -     $     -      $    -         $        -         $        -
Issuance of common stock               -          -        500,000         500           -                  -                500
Net loss                               -          -              -           -           -               (334)              (334)
                                ----------------------------------------------------------------------------------------------------

Balance, December 31, 1997             -          -        500,000         500           -               (334)               166
Capital contribution                   -          -              -           -          349                  -                349
Net loss                               -          -              -           -            -               (515)              (515)
                                ----------------------------------------------------------------------------------------------------

Balance, December 31, 1998             -          -        500,000         500          349               (849)                 -
Capital contribution                   -          -              -           -        6,145                  -              6,145
Net loss                               -          -              -           -            -             (6,145)            (6,145)
                                ----------------------------------------------------------------------------------------------------

Balance, December 31,1999              -          -        500,000         500        6,494             (6,994)                 -
Capital contribution                   -          -              -           -       16,992                  -             16,992
Net loss                               -          -              -           -            -            (16,992)           (16,992)
                                ----------------------------------------------------------------------------------------------------

Balance, December 31, 2000             -          -        500,000         500       23,486            (23,986)                 -
Capital contribution                   -          -              -           -        2,015                  -              2,015
Common shares issued for
  26-for-1 stock split effected
  July 26, 2001                        -          -     12,500,000      12,500      (12,500)                 -                  -
Net loss                               -          -              -           -            -            (61,598)           (61,598)
                                ----------------------------------------------------------------------------------------------------

Balance, December 31, 2001             -    $     -     13,000,000     $13,000      $13,001          $ (85,584)         $ (59,583)
                                ====================================================================================================


                                                      See accompanying notes.

                                                                 11

                                          PONTE NOSSA ACQUISITION CORP.
                                          (A Development Stage Company)
                                             Statements of Cash Flows

                                                                                                     Cumulative
                                                                                                   from Inception
                                                        Year ended     Year Ended     Year Ended  (April 21, 1997)
                                                       December 31,   December 31,   December 31,  to December 31,
                                                           2001           2000           1999            2001
                                                       ------------   ------------   ------------   ------------

Cash flows from operating activities
Net loss                                               $   (61,598)   $   (16,992)   $    (6,145)   $   (85,584)
Adjustment to reconcile net loss to net
cash used by operating activities - accounts payable         8,000             --             --          8,000
                                                       ------------   ------------   ------------   ------------

Net cash used by operating activities                      (53,598)       (16,992)        (6,145)       (77,584)
                                                       ------------   ------------   ------------   ------------

Cash flows from investing activities                            --             --             --             --
                                                       ------------   ------------   ------------   ------------

Cash flows from financing activities
     Issuance of common stock                                   --             --             --            500
     Capital contributions                                   2,015         16,992          6,145         25,501
     Advance from related party                             51,583             --             --         51,583
                                                       ------------   ------------   ------------   ------------

Net cash provided by financing activities                   53,598         16,992          6,145         77,584
                                                       ------------   ------------   ------------   ------------

Net increase (decrease) in cash                                 --             --             --             --

Cash, beginning of period                                       --             --             --             --
                                                       ------------   ------------   ------------   ------------

Cash, end of period                                    $        --    $        --    $        --    $        --
                                                       ============   ============   ============   ============

                                             See accompanying notes.

                                                       12

                          PONTE NOSSA ACQUISITION CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION

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

      INCOME TAXES

      The Company reports certain expenses differently for financial and tax reporting purposes and, accordingly, provides for the related deferred taxes. Income taxes are accounted for under the asset and liability method in accordance with Statement of Financial Accounting Standards 109, Accounting for Income Taxes.

      BASIC AND DILUTED NET LOSS PER SHARE

      Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"), which superseded Accounting Principles Board Opinion 15 ("APB 15"). Basic earnings per share is calculated using the weighted-average number of outstanding common shares during the period. Diluted earnings per share is calculated using the weighted-average number of outstanding common shares and dilutive common equivalent shares outstanding during the period, using either the as-if-converted method for convertible notes and convertible preferred stock or the treasury stock method for options and warrants.At December 31, 2001 and 2000 there were no dilutive convertible shares, stock options or warrants.

                          PONTE NOSSA ACQUISITION CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements


NOTE 2 - GOING CONCERN

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Additional capital infusion is necessary in order to fund current expenditures, acquire business opportunities and achieve profitable operations. This factor raises substantial doubt about the Company's ability to continue as a going concern.

      The Company's management intends to continue funding current expenditures by means of contributions to capital and to raise additional funds through equity offerings. However, there can be no assurance that management will be successful in this endeavor.


NOTE 3 - SHAREHOLDERS' EQUITY

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


NOTE 4 - INCOME TAXES

      The Company records its income tax provision in accordance with SFAS 109, which requires the use of the asset and liability method of accounting for deferred income taxes.

      As the Company has not generated taxable income since its inception, no provision for income taxes has been made. At December 31, 2001 and 2000, the Company had net operating loss carryforwards approximating $85,000. At December 31, 2001 and 2000, the Company did had no deferred tax assets because a valuation allowance has been recorded to offset deferred tax assets as realization of such assets is uncertain.

NOTE 5 - DUE TO RELATED PARTIES

      The Company's largest shareholder has funded certain expenditures of the Company. As of December 31, 2001, the Company owed this related party $51,583. There were no such payables as of December 31, 2000.

                          PONTE NOSSA ACQUISITION CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements


NOTE 6 - SUBSEQUENT EVENTS

      On November 8, 2001, the Company entered into an Agreement and Plan of Merger with Visijet, Inc. ("Visijet") for the merger of the two companies into a single company to be named "Visijet, Inc." Under the terms of the merger agreement, each outstanding shares of Visijet, will be exchanged for one share of the Company's common stock.

      In April 2002, in connection with the completion of its merger with Visijet, Inc. ("Visijet"), the Company entered into a Common Stock and Warrant Purchase Agreement with Wharton Equity Partners, LLC ("Wharton"). The agreement enables the Company to sell to Wharton 2.5 million shares of common stock, par value $0.01, and warrants to purchase 3.5 million shares of common stock for an aggregate $800,000. In May 2002, the Company received $236,000 in its initial stage of its first round of financing of the $800,000. The initial funding will be used to fund the working capital requirements of Visijet.

      In April 2002, the Company received $180,700 from its largest shareholder in connection with, convertible notes bearing interest at a rate of 7.5%.

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this Amendment No. 1 to Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date:  May 17, 2002              Ponte Nossa Acquisition Corp.

                                            By: /s/Thomas F. DiMele
                                               ---------------------------
                                               Thomas F. DiMele
                                               President

         In accordance with the Exchange Act, this Amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Signature                          Title                               Date

 /s/ Thomas F. DiMele
 ------------------------
 Thomas F. DiMele              President and a Director           May 17, 2002

 /s/ Laurence Schreiber
 ------------------------
 Laurence Schreiber            Principal Accounting Officer       May 17, 2002
                                 and a Director