Form 10QSB
period 2002-06-30
PONTE NOSSA ACQUISITION CORP
filed 2002-08-15
CIK 1082249

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         (Mark One)

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2002

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

Yes [X]   No [ ]

         As of June 30, 2002, the Company had 13,135,000 shares of its common stock issued and outstanding.

         Transitional Small Business Disclosure Format (check one):

Yes [ ]   No [X]

PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements

         Balance Sheets at June 30, 2002 and December 31, 2001 (Audited)      4

         Statements of Operations for the three and six months ended
            June 30, 2002 and 2001 and the period April 21, 1997
            (inception) to June 30, 2002                                      5

         Statements of Cash Flows for the six months ended June 30, 2002 and 2001 and the period April 21, 1997 (inception) to
            June 30, 2002                                                     6

         Notes to Financial Statements                                        7

Item 2.  Management's Discussion and Analysis or Plan of Operation            9


PART II  OTHER INFORMATION


Item 1.  Legal Proceedings                                                    9

Item 2.  Changes in Securities and Use of Proceeds                            9

Item 3.  Defaults Upon Senior Securities                                      9

Item 4.  Submission of Matters to a Vote of Security Holders                  9

Item 5.  Other Information                                                   10

Item 6.  Exhibits and Reports on Form 8-K                                    10

Item 1.  Financial Statements

Financial Statements (Unaudited)

   Description                                                             Page
   -----------                                                             ----

   Balance Sheets at June 30, 2002 and December 31, 2001 (Audited)           4

   Statements of Operations for the three and six months ended
      June 30, 2002 and 2001 and the period April 21, 1997
      (inception) to June 30, 2002                                           5

   Statements of Cash Flows for the six months ended June 30, 2002 and
      2001 and the period April 21, 1997 (inception) to June 30, 2002        6

   Notes to Financial Statements                                             7

                                 PONTE NOSSA ACQUISITION CORP.
                                 (A Development Stage Company)
                                         Balance Sheet
                                          (Unaudited)

                                                                     June 30,      December 31,
                                                                       2002       2001 (audited)
                                                                  -------------   -------------
                                             ASSETS

Current assets:
  Cash                                                            $     41,717    $         --
  Notes receivable                                                     237,180              --
                                                                  -------------   -------------
Total assets                                                      $    278,897    $         --
                                                                  =============   =============


                             LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                               $        650    $      8,000
Due to related parties                                                 196,589          51,583
   Notes payable                                                       237,180              --
                                                                  -------------   -------------
Total liabilities                                                      434,419          59,583
                                                                  -------------   -------------

Shareholders' deficit
Preferred stock, 10,000,000 shares authorized, $.001 par value,
     none issued and outstanding at December 31, 2001 and 2000              --              --
Common stock, 20,000,000 shares authorized, $.001 par value,
     13,135,000 and 500,000 shares issued  and outstanding
     at June 30, 2002 and 2001, respectively                            13,135          13,000
Additional paid in capital                                             162,866          13,001
Deficit accumulated during development stage                          (331,523)        (85,584)
                                                                  -------------   -------------

Net shareholders' deficit                                             (155,522)        (59,583)
                                                                  -------------   -------------

Total liabilities and shareholders' deficit                       $    278,897    $         --
                                                                  =============   =============

          The accompanying notes are an integral part of these financial statements.

                                               4

                                                    PONTE NOSSA ACQUISITION CORP.
                                                    (A Development Stage Company)
                                                      Statements of Operations
                                                             (Unaudited)

                                                                                                                 Cumulative from
                                                                                                                Inception (April 21,
                                                 Three Months Ended June 30,      Six Months Ended June 30,      1997) to June 30,
                                                -----------------------------   -----------------------------   --------------------
                                                    2002            2001            2002            2001                2002
                                                -------------   -------------   -------------   -------------   --------------------
Interest income                                 $      1,180             180    $      1,180              80       $      1,180
                                                -------------   -------------   -------------   -------------      -------------

Expense
General and administrative expense                   217,505    $        870    $    242,550    $      2,015            328,134

Other expense
Interest expense                                       4,569              --           4,569              --              4,569
                                                -------------   -------------   -------------   -------------      -------------
Total expense                                        222,074             870         247,119           2,015            332,703
                                                -------------   -------------   -------------   -------------      -------------

Net loss                                        $   (220,894)   $       (870)   $   (245,939)   $     (2,015)      $   (331,523)
                                                -------------   -------------   -------------   -------------      -------------

Net loss per common share - basic and diluted   $    (0.0168)   $    (0.0017)   $    (0.0187)   $    (0.0040)
                                                -------------   -------------   -------------   -------------

Basic and diluted weighted average
number of common shares outstanding               13,135,000         500,000      13,135,000         500,000
                                                =============   =============   =============   =============

                             The accompanying notes are an integral part of these financial statements.

                                                                  5

                                          PONTE NOSSA ACQUISITION CORP.
                                          (A Development Stage Company)
                                             Statements of Cash Flows
                                                   (Unaudited)

                                                                                                Cumulative From
                                                                                              Inception (April 21,
                                                               Six Months Ended June 30,       1997) to June 30,
                                                            -------------------------------   --------------------
                                                                 2002             2001                2002
                                                            --------------   --------------      --------------
Cash flows from operating activities
   Net loss                                                 $    (245,939)   $      (2,015)      $    (331,523)
   Adjustment to reconcile net loss to net
     cash used by operating activities - accounts payable          (7,350)              --                 650
                                                            --------------   --------------      --------------

Net cash used by operating activities                            (253,289)          (2,015)           (330,873)
                                                            --------------   --------------      --------------

Cash flows from investing activities
   Loan to VisiJet                                               (236,000)              --            (236,000)
                                                            --------------   --------------      --------------

Net cash used in investing activities                            (236,000)              --            (236,000)
                                                            --------------   --------------      --------------

Cash flows from financing activities
   Issuance of common stock                                       150,000               --             150,500
   Proceeds from note payable                                     236,000               --             236,000
   Capital contributions                                               --            2,015              25,501
   Advance from related party                                     145,006               --             196,589
                                                            --------------   --------------      --------------

Net cash provided by financing activities                         531,006            2,015             608,590
                                                            --------------   --------------      --------------

Net increase (decrease) in cash                                    41,717               --              41,717

Cash, beginning of period                                              --               --                  --
                                                            --------------   --------------      --------------

Cash, end of period                                         $      41,717    $          --       $      41,717
                                                            ==============   ==============      ==============

                    The accompanying notes are an integral part of these financial statements.

                                                        6

                          PONTE NOSSA ACQUISITION CORP.
                    Notes to Unaudited Financial Statements
                                 June 30, 2002


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Ponte Nossa Acquisition Corp. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.


NOTE 2 - BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"), which superseded Accounting Principles Board Opinion 15 ("APB 15"). Basic earnings per share is calculated using the weighted-average number of outstanding common shares during the period. Diluted earnings per share is calculated using the weighted-average number of outstanding common shares and dilutive common equivalent shares outstanding during the period, using either the as-if-converted method for convertible notes and convertible preferred stock or the treasury stock method for options and warrants. At June 30, 2002 and 2001 there were no dilutive convertible shares, stock options or warrants.


NOTE 3 - NOTES RECEIVABLE

The notes receivable balance includes a $236,000 senior promissory note plus accrued interest of $1,180 from VisiJet Inc., ("VisiJet"), a privately held ophthalmic device company. The note was received in May 2002 in exchange for providing working capital funding to VisiJet. The note plus accrued interest, which matures in May 2003, is payable upon the earlier of i) the date on which the closing of the transactions of the merger agreement by and between the Company and VisiJet, ii) termination of the merger agreement, iii) sale of the Company or iv) the maturity date. The recoverability of the note is evaluated at least annually considering the projected future cash flow of the VisiJet.

                         PONTE NOSSA ACQUISITION CORP.
                    Notes to Unaudited Financial Statements
                                 June 30, 2002


NOTE 4 -  NOTES PAYABLE

In May 2002, the Company issued a senior secured promissory note in the aggregate principal amount of $236,000, receiving net proceeds of $236,000. Interest on the note is stated at 3% per annum. The net proceeds from the note issuance were subsequently loaned to VisiJet in order to fund the working capital requirements of VisiJet as set forth in VisiJet's budget (see Note 3). Principal and accrued interest are payable on the earlier of i) the date on which the closing of the transactions of the merger agreement by and between the Company and VisiJet, ii) termination of the merger agreement, iii) sale of the Company or iv) the maturity date in May 2003. The note is collateralized by a security interest in certain assets and common stock of the Company. As of June 30, 2002 senior secured promissory notes payable amounts to $237,180, including accrued interest of $1,180.


NOTE 5 - RELATED PARTY TRANSACTIONS

The Company's largest shareholder, Financial Entrepenuers Incorporated ("FEI"), has funded certain expenditures of the Company. On April 14, 2002, the Company entered into a Promissory Note with FEI for amounts loaned to the Company bearing an interest rate of 7.5% per annum. As of June 30, 2002, current due to related parties in the Company's balance sheet amounts to $196,589, including accrued interest of $3,389.


NOTE 6 - GOING CONCERN

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

         In May 2002, the Company completed a private placement of common shares and warrants for $150,000 with a single investor. The investor received 135,000 shares of common stock, and warrants for an additional 135,000 shares, exercisable over a five year term. The initial exercise price of the warrants is $2.50 per share, which escalates at the rate of $0.50 per year.

         The Company used the proceeds for general working capital, administrative expenses, legal and accounting fees.

         Additionally in May 2002, the Company announced it received $236,000 in a bridge loan in connection with the completion of its proposed merger with Visijet, Inc., a privately held ophthalmic device company. This initial funding of $236,000 was provided through Wharton Equity Partners, a New York based company specializing in emerging growth investments. The $236,000 was then loaned to Visijet, Inc. to fund its continuing progress towards bringing its products to market and completing its merger with the Company.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         Inapplicable

Item 2.  Changes in Securities and Use of Proceeds.

         During the period the Company issued 135,000 shares of Common Stock (and five year warrants for an additional 135,000) for $150,000 to a single investor. The initial exercise price of the warrants is $2.50 per share, which escalates at the rate of $0.50 per year. The Company believes the issuance was exempt from the registration requirements of the Securities Act 1933 by reason of Section 4(2) thereof and Regulation D thereunder.

Item 3.  Defaults Upon Senior Securities.

         Inapplicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Inapplicable

Item 5.  Other Information

         Inapplicable


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)      Reports on Form 8-K

                  None


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PONTE NOSSA ACQUISITION CORPORATION

Dated:  August 14, 2002                     /s/  Thomas F. DiMele
                                            -----------------------------------
                                            By:  Thomas F. DiMele
                                            Its: President

                                            /s/  Laurence Schreiber
                                            -----------------------------------
                                            By:  Laurence Schreiber
                                            Its: Chief Financial Officer