Form 10QSB
period 2002-09-30
PONTE NOSSA ACQUISITION CORP
filed 2002-11-18
CIK 1082249

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2002

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

                                      92614
                                   (Zip Code)

                                  949-474-7020
                           (Issuer's Telephone Number)

       As of September 30, 2002, the Company had 13,535,000 shares of its common stock issued and outstanding.

       Transitional Small Business Disclosure Format (check one): Yes     No X
                                                                      ---   ---

PART I  FINANCIAL INFORMATION


Item 1. Financial Statements

        Balance Sheets at September 30, 2002 and September 30, 2001

        Statements of Operations for the three and nine months ended September 30, 2002 and 2001 and the period April 21, 1997 (inception) to September 30, 2002

        Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 and the period April 21, 1997 (inception) to September 30, 2002

        Notes to Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures


PART II OTHER INFORMATION


Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements


        Balance Sheets at September 30, 2002 and December 31, 2001 (Audited)

        Statements of Operations for the three and nine months ended September
               30, 2002 and 2001 and the period April 21, 1997(inception) to September 30, 2002

        Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 and the period April 21, 1997 (inception) to September 30, 2002

        Notes to Financial Statements

                         PONTE NOSSA ACQUISITION CORP.
                         (A Development Stage Company)
                                 Balance Sheets
                                  (Unaudited)

                                                    September 30,  December 31,
                                                        2002      2001 (audited)
                                                    ------------  -------------
                                     ASSETS

Current assets:
  Cash                                              $     6,965   $         --
  Notes receivable                                      373,075             --
                                                    ------------  -------------
Total assets                                        $   380,040   $         --
                                                    ============  =============


                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                 $     2,582   $      8,000
   Due to related parties                               200,241         51,583
   Notes payable                                        357,179             --
                                                    ------------  -------------
Total liabilities                                       560,002         59,583
                                                    ------------  -------------

Shareholders' deficit
Preferred stock, 10,000,000 shares authorized,
     $.001 par value, none issued and outstanding
     at September 30, 2002 and December 31, 2001             --             --
Common stock, 20,000,000 shares authorized, $.001
     par value, 13,535,000 and 13,000,000 shares
     issued  and outstanding at September 30, 2002
     and December 31, 2001, respectively                 13,535         13,000
Additional paid in capital                              573,466         13,001
Deficit accumulated during development stage           (766,963)       (85,584)
                                                    ------------  -------------
Shareholders' deficit                                  (179,962)       (59,583)
                                                    ------------  -------------

Total liabilities and shareholders' deficit         $   380,040   $         --
                                                    ============  =============

   The accompanying notes are an integral part of these financial statements.

                                        PONTE NOSSA ACQUISITION CORP.
                                        (A Development Stage Company)
                                           Statements of Operations
                                                 (Unaudited)

                                                                                                               Cumulative from
                                                                                                                  Inception
                                                      Three Months Ended             Nine Months Ended         (April 21, 1997)
                                                         Sepetember 30,                September 30,           to September 30,
                                                -----------------------------   -----------------------------   -------------
                                                    2002             2001            2002            2001             2002
                                                -------------   -------------   -------------   -------------   -------------

Interest income                                 $      3,105    $         --    $      4,285    $         --    $      4,285
                                                -------------   -------------   -------------   -------------   -------------

Expense
   General and administrative expense                111,669           2,950         339,219           4,965         424,803
   Investor settlement fee                                                           336,000                         336,000

Other expense
   Interest expense                                    5,876              --          10,445                          10,445
                                                -------------   -------------   -------------   -------------   -------------
   Total expense                                     117,545           2,950         685,664           4,965         771,248
                                                -------------   -------------   -------------   -------------   -------------

Net loss                                        $   (114,440)   $     (2,950)   $   (681,379)   $     (4,965)   $   (766,963)
                                                =============   =============   =============   =============   =============

Net loss per common share - basic and diluted   $    (0.0085)   $    (0.0002)   $    (0.0503)   $    (0.0004)
                                                =============   =============   =============   =============

Basic and diluted weighted average
number of common shares outstanding               13,535,000      13,000,000      13,535,000      13,000,000
                                                =============   =============   =============   =============

                  The accompanying notes are an integral part of these financial statements.

                                                       4

                                   PONTE NOSSA ACQUSITIONS CORP.
                                   (A Development Stage Company)
                                      Statements of Cash Flows
                                            (Unaudited)

                                                                                            Cumulative From
                                                                                           Inception (April
                                                                     Nine Months Ended       21, 1997) to
                                                                       September 30,         September 30,
                                                                   -----------------------   -------------
                                                                      2002         2001          2002
                                                                   ----------   ----------   -------------

Cash flows from operating activities
   Net loss                                                        $(681,379)   $  (4,965)   $   (766,963)
   Adjustment to reconcile net loss to net
     cash used by operating activities
       Common stock issued in exchange for investor settlement fee   336,000                      336,000
       Accrued interest receivable                                    (4,169)                      (4,169)
       Accounts payable                                               (5,418)          --           2,582
       Accrued and other liabilities                                  10,320           --          10,320
                                                                   ----------   ----------   -------------

Net cash used by operating activities                               (344,646)      (4,965)       (422,230)
                                                                   ----------   ----------   -------------

Cash flows from investing activities
   Loan to VisiJet                                                  (368,906)          --        (368,906)
                                                                   ----------   ----------   -------------

Net cash used in investing activities                               (368,906)          --        (368,906)
                                                                   ----------   ----------   -------------

Cash flows from financing activities
   Issuance of common stock                                          225,000        4,965         251,001
   Proceeds from note payable                                        353,900           --         353,900
   Advance from related party                                        141,617           --         193,200
                                                                   ----------   ----------   -------------

Net cash provided by financing activities                            720,517        4,965         798,101
                                                                   ----------   ----------   -------------

Net increase in cash                                                   6,965           --           6,965

Cash, beginning of period                                                 --           --              --
                                                                   ----------   ----------   -------------

Cash, end of period                                                $   6,965    $      --    $   (329,035)
                                                                   ==========   ==========   =============

Supplemental disclosures of cash flow information
Investor settlement fee                                            $ 336,000                 $    336,000

             The accompanying notes are an integral part of these financial statements.

                                                  5

                          Ponte Nossa Acquisition Corp.
                     Notes to Unaudited Financial Statements
                               September 30, 2002

NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited financial statements of Ponte Nossa Acquisition Corp. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.


NOTE 2 - BASIC AND DILUTED NET LOSS PER SHARE

      Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"), which superseded Accounting Principles Board Opinion 15 ("APB 15"). Basic earnings per share is calculated using the weighted-average number of outstanding common shares during the period. Diluted earnings per share is calculated using the weighted-average number of outstanding common shares and dilutive common equivalent shares outstanding during the period, using either the as-if-converted method for convertible notes and convertible preferred stock or the treasury stock method for options and warrants. At September 30, 2002 and 2001 there were no dilutive convertible shares, stock options or warrants.

NOTE 3 - NOTES RECEIVABLE

      In May 2002, the Company received $236,000 plus interest in a senior promissory note from VisiJet, Inc., ("VisiJet"), a privately held ophthalmic device company. The note was received in exchange for providing working capital funding to VisiJet. The note balance plus accrued interest is $238,970 as of September 30, 2002.

      In August 2002, the Company entered into a Working Capital Loan Agreement with VisiJet in order to facilitate the consummation of transactions contemplated by the pending merger agreement. The Company agreed to loan VisiJet up to an aggregate of $130,000 in the form of a promissory note at 10% interest per annum. The note balance plus accrued interest is $55,622 as of September 30, 2002.

      In August 2002, the Company entered into a Milestone Loan Agreement with VisiJet in order to provide additional funding in contemplation of the pending merger agreement. The Company agreed to loan VisiJet up to an aggregate of $120,000 in the form of a promissory note at 10% interest per annum. The note balance plus accrued interest is $78,483 as of September 30, 2002.

      All of the notes plus accrued interest, which mature on the anniversary of the dates issued are payable upon the earlier of i) the date of the closing of the transactions of the merger agreement by and between the Company and VisiJet, ii) termination of the merger agreement, iii) sale of the Company or iv) the maturity date. The recoverability of the notes is evaluated at least annually considering the projected future cash flow of VisiJet.


NOTE 4 - NOTES PAYABLE

      In May 2002, the Company issued a senior secured promissory note in the aggregate principal amount of $236,000, receiving net proceeds of $236,000. Interest on the note is stated at 3% per annum.

      In August 2002, the Company issued another senior secured promissory note in the aggregate principal amount of $250,000 to the holder of the senior secured promissory note described above. The Company received $117,900 of the total note proceeds as of September 30, 2002 . Interest on the note is stated at 3% per annum.

      The net proceeds from both of the notes were subsequently loaned to VisiJet in order to fund the working capital requirements of VisiJet as set forth in VisiJet's budget (see Note 3). Principal and accrued interest on the notes are payable on the earlier of i) the date of which the closing of the transactions of the merger agreement by and between the Company and VisiJet, ii) termination of the merger agreement, iii) sale of the Company or iv) the maturity date in May 2003. The notes are collateralized by a security interest in certain assets and common stock of the Company.

      As of September 30, 2002, total senior secured promissory notes payable amount to $357,179, including accrued interest of $3,279.


NOTE 5 - STOCKHOLDERS' EQUITY

      In April 2002, the Company issued 300,000 shares of restricted common stock to an investor in consideration for the investor's cancellation of a warrant to purchase 5,500,000 shares of the Company's common stock for $100,000 dated October 26, 2001. The Company valued the common stock based on the market price as of the close of business on April 9, 2002. As a result of the settlement, the Company incurred total investor fees expense of $336,000.

      In May 2002, the Company completed a private placement offering of common stock and warrants with a single investor. The private placement raised $150,000 (less $15,000 in expenses). The investor received 135,000 shares of common stock and warrants to purchase an additional 135,000 common shares. The initial exercise price of the warrants is $2.50 per share, escalating at a rate of $0.50 per share over a five year term.

      In August 2002, the Company completed another private placement offering of common stock and warrants with a single investor. The private placement raised $100,000 (less $10,000 in expense). The investor received 100,000 shares of common stock and warrants to purchase an additional 100,000 common shares. The initial exercise price of the warrants is $2.50 per share, escalating at a rate of $0.50 per share over a five year term.

      The proceeds from the above transactions were used for general working capital, administrative expenses, legal and accounting fees.

NOTE 6 - RELATED PARTY TRANSACTIONS

      The Company's largest shareholder, Financial Entrepreneurs Incorporated ("FEI"), has funded certain expenditures of the Company. On April 14, 2002, the Company entered into a Promissory Note with FEI for amounts loaned to the Company bearing an interest rate of 7.5% per annum. As of September 30, 2002, current due to related parties in the Company's balance sheet amounts to $200,241, including accrued interest of $7,041.


NOTE 7 - GOING CONCERN

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

         The Company was formed on April 21, 1997. The Company has been inactive and has had no significant operations. The Company is authorized to do any legal business activity permitted by Delaware law. The Company is classified as a development stage company because its principal activities involve seeking to acquire business opportunities.

         In August 2002 the Company completed a private placement of common shares and warrants for $100,000 with a single investor. The investor received 100,000 shares of common stock and warrants exercisable at $2.50 per share over the term. The term of the warrant is for five years, and the price escalates at the rate of $0.50 per year.

         The Company used the proceeds for general working capital, administrative expenses, legal and accounting fees.

         Also in August 2002 the Company received $117,900 in proceeds in connection with the issuance of a secured promissory note in the amount of $250,000. This funding of $250,000 was provided by Wharton Equity Partners, a New York based company specializing in emerging growth investments. The $117,900 was made available to VisiJet, Inc., a privately held ophthalmic device company, to fund its continuing progress towards bringing its products to market and completing its proposed merger with the Company. The remaining $132,100 in proceeds from the note will be received by the Company based on the continuing cash requirement needs of VisiJet, Inc.

         The merger with VisiJet, Inc. continues to move forward and it is expected to be completed in the next quarter, following regulatory and shareholder approvals.

Item 3. Controls and Procedures.

          Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on this evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports under the Exchange Act are processed and reported within the time periods specified by law. The design of any such system of controls is based in part on assumptions about the likelihood of future events, and there can be no assurance that any such system of controls will succeed in all circumstances.

         Since the date of the evaluation described above, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         Inapplicable

Item 2.  Changes in Securities and Use of Proceeds.

         In August 2002, the Company completed a private placement of common shares and warrants for $100,000 with a single investor. The investor received 100,000 shares of common stock and warrants exercisable at $2.50 per share over the term. The term of the warrant is for five years, and the price escalates at the rate of $0.50 per year.

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

         Inapplicable

Item 5.  Other Information

         Inapplicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)   The following exhibits are included herein:

               99.1     Certification of Chief Executive Officer

               99.2     Certification of Chief Financial Officer.

         (b)   No reports on Form 8-K were filed during the period

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PONTE NOSSA ACQUISITION CORPORATION

Dated:  November 14, 2002                   /s/  Thomas F. DiMele
                                            -------------------------------
                                               By:  Thomas F. DiMele
                                               Its: President

                                            /s/ Laurence Schreiber
                                            -------------------------------
                                               By: Laurence Schreiber
                                               Its: Chief Financial Officer

                                  CERTIFICATION


I, Thomas F. DiMele, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Ponte Nossa Acquisition Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                                     /s/ Thomas F. DiMele
                                                     ---------------------------
                                                     Thomas F. DiMele, President

                                  CERTIFICATION


I, Laurence Schreiber, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Ponte Nossa Acquisition Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                     /s/ Laurence Schreiber
                                     -------------------------------------------
                                     Laurence Schreiber, Chief Financial Officer