Form 10QSB/A
period 2002-06-30
PONTE NOSSA ACQUISITION CORP
filed 2002-12-06
CIK 1082249

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-QSB

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

Yes [X]   No [ ]

         As of June 30, 2002, the Company had 13,435,000 shares of its common stock issued and outstanding.

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

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

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

                              PONTE NOSSA ACQUISITION CORP.
                              (A Development Stage Company)
                                      Balance Sheet
                                       (Unaudited)

                                                                   June 30,   December 31,
                                                                     2002     2001 (audited)
                                                                  ----------   ----------
                                          ASSETS

Current assets:
  Cash                                                            $  41,717    $      --
  Notes receivable                                                  237,180           --
                                                                  ----------   ----------
Total assets                                                      $ 278,897    $      --
                                                                  ==========   ==========


                          LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                               $     650    $   8,000
   Due to related parties                                           196,589       51,583
   Notes payable                                                    237,180           --
                                                                  ----------   ----------
Total liabilities                                                   434,419       59,583
                                                                  ----------   ----------

Shareholders' deficit
Preferred stock, 10,000,000 shares authorized, $.001 par value,
     none issued and outstanding at December 31, 2001 and 2000           --           --
Common stock, 20,000,000 shares authorized, $.001 par value,
     13,435,000 and 500,000 shares issued  and outstanding
     at June 30, 2002 and 2001, respectively                         13,435       13,000
Additional paid in capital                                          483,566       13,001
Deficit accumulated during development stage                       (652,523)     (85,584)
                                                                  ----------   ----------

Net shareholders' deficit                                          (155,522)     (59,583)
                                                                  ----------   ----------

Total liabilities and shareholders' deficit                       $ 278,897    $      --
                                                                  ==========   ==========


       The accompanying notes are an integral part of these financial statements.

                                            3


                                                PONTE NOSSA ACQUISITION CORP.
                                                (A Development Stage Company)
                                                  Statements of Operations
                                                         (Unaudited)
                                                                                                               Cumulative from
                                                                                                              Inception (April 21,
                                                Three Months Ended June 30,       Six Months Ended June 30,    1997) to June 30,
                                                -----------------------------   -----------------------------   -------------
                                                    2002            2001            2002             2001            2002
                                                -------------   -------------   -------------   -------------   -------------
Interest income                                 $      1,180                    $      1,180                    $      1,180
                                                -------------   -------------   -------------   -------------   -------------

Expense
   General and administrative expense                202,505    $        870    $    227,550    $      2,015         313,134
   Investor settlement fee                           336,000                         336,000                         336,000
Other expense
Interest expense                                       4,569                           4,569                           4,569
                                                -------------   -------------   -------------   -------------   -------------
Total expense                                        543,074             870         568,119           2,015         653,703
                                                -------------   -------------   -------------   -------------   -------------

Net loss                                        $   (541,894)   $       (870)   $   (566,939)   $     (2,015)   $   (652,523)
                                                -------------   -------------   -------------   -------------   -------------

Net loss per common share - basic and diluted   $    (0.0403)   $    (0.0017)   $    (0.0422)   $    (0.0040)
                                                -------------   -------------   -------------   -------------

Basic and diluted weighted average
number of common shares outstanding               13,435,000         500,000      13,435,000         500,000
                                                =============   =============   =============   =============

                          The accompanying notes are an integral part of these financial statements.
                                                              4


                                   PONTE NOSSA ACQUISITION CORP.
                                   (A Development Stage Company)
                                     Statements of Cash Flows
                                            (Unaudited)
                                                                                         Inception
                                                                                         (April 21,
                                                                                          1997) to
                                                               Six Months Ended June 30,  June 30,
                                                               -----------------------   ----------
                                                                  2002         2001         2002
                                                               ----------   ----------   ----------
Cash flows from operating activities
Net loss                                                       $(566,939)   $  (2,015)   $(652,523)
Adjustment to reconcile net loss to net
 cash used by operating activities - accounts payable             (7,350)                      650
  Common stock issued in exchange for investor settlement fee    336,000           --      336,000
                                                               ----------   ----------   ----------

Net cash used by operating activities                           (238,289)      (2,015)    (315,873)
                                                               ----------   ----------   ----------

Cash flows from investing activities
  Loan to VisiJet                                               (236,000)          --     (236,000)
                                                               ----------   ----------   ----------

Net cash used in investing activities                           (236,000)          --     (236,000)
                                                               ----------   ----------   ----------

Cash flows from financing activities
  Issuance of common stock                                       135,000        2,015      161,001
  Proceeds from note payable                                     236,000                   236,000
  Advance from related party                                     145,006           --      196,589
                                                               ----------   ----------   ----------

Net cash provided by financing activities                        516,006        2,015      593,590
                                                               ----------   ----------   ----------

Net increase in cash                                              41,717           --       41,717

Cash, beginning of period                                             --           --           --
                                                               ----------   ----------   ----------

Cash, end of period                                            $  41,717    $      --    $  41,717
                                                               ==========   ==========   ==========

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


NOTE 6 - STOCKHOLDERS' EQUITY

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

         In April 2002, the Company issued 300,000 shares of common stock to an individual, in consideration for the individual's agreement to cancel a warrant, dated October 26, 2001, to purchase 5,500,000 shares of the Company's common stock for an exercise price of $100,000. The Company valued the common stock based on the market price as of the close of business on April 9, 2002. As a result of the settlement, the Company incurred total investor fees expense of $336,000.

         In May 2002, the Company completed a private placement of common shares and warrants for $150,000 with a single investor. The investor received 135,000 shares of common stock and warrants exercisable at $2.50 per share over the term. The term of the warrant is for five years, and the price escalates at the rate of $0.50 per year.

         The Company used the proceeds for general working capital, administrative expenses, legal and accounting fees.

         Additionally, in May 2002 the Company issued a secured promissory note resulting in proceeds of $236,000. This initial funding of $236,000 was provided by Wharton Equity Partners, a New York based company specializing in emerging growth investments. The $236,000 was made available to Visijet, Inc., a privately held ophthalmic device company, to fund its continuing progress towards bringing its products to market and completing its merger with the Company.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         Inapplicable

Item 2.  Changes in Securities and Use of Proceeds.

         During the period the Company issued 135,000 shares of Common Stock (and five year warrants for an additional 135,000) for $150,000 to a single investor. The initial exercise price of the warrants is $2.50 per share, which escalates at the rate of $0.50 per year. The Company also issued 300,000 shares of common stock to an individual, in consideration for the individual's agreement to cancel a warrant to purchase 5,500,000 shares of the Company's common stock for an exercise price of $100,000.

         The Company believes the foregoing issuances were exempt from the registration requirements of the Securities Act 1933 by reason of Section 4(2) thereof and Regulation D thereunder.

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

(b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this Amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       PONTE NOSSA ACQUISITION CORPORATION

Dated:  December 6, 2002                    /s/  Thomas F. DiMele
                                            -----------------------------------
                                            By:  Thomas F. DiMele
                                            Its: President

                                            /s/  Laurence Schreiber
                                            -----------------------------------
                                            By:  Laurence Schreiber
                                            Its: Chief Financial Officer