Form 10KSB
period 2002-12-31
VISIJET INC
filed 2003-04-14
CIK 1082249

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      Annual report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934

                   For the fiscal year ended December 31, 2002
                         Commission file Number 0-25611

                                  VisiJet, Inc.
                 (Name of small business issuer in its charter)

        Delaware                                              33-0838660
(State of incorporation)                          (I.R.S. Employer I.D. No.)

                188 Technology, Suite D, Irvine, California 92618
                    (Address of principal executive offices)

                    Issuer's telephone number (949) 450-1660

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [].

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The registrant's revenues for fiscal year 2002 were $0.

         As of March 26, 2003 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $15,307,414 and the number of shares outstanding of the registrant's Common Stock was 18,802,745.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

FORWARD LOOKING STATEMENTS

         This report contains forward-looking statements that are based on our beliefs as well as assumptions made by and information currently available to us. When used in this report, the words "believe," "plan," "expect," "anticipate," "estimate," "intends," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of those risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution potential investors not to place undue reliance on any such forward-looking statements, all of which speak only as of the date made.

COMPANY BACKGROUND AND SUMMARY

         VisiJet, Inc., formerly known as Ponte Nossa Acquisition Corp. (the "Company" or "VisiJet"), is a Delaware corporation originally incorporated as a blank check company on April 21, 1997. The Company was organized for the purpose of acquiring an interest in a suitable operating business.

         On December 20, 2002, the Company entered into a Second Amended and Restated Agreement and Plan of Merger with VisiJet, Inc., a California corporation, for the merger of the two companies into a single company through the merger of VisiJet, Inc. into an acquisition subsidiary, VisiJet Acquisition Corporation. The merger was consummated on February 11, 2003, and the Company's name was changed from "Ponte Nossa Acquisition Corp." to "VisiJet, Inc." Under the terms of the Merger Agreement, 8,600,000 shares of the Company's Common Stock were issued to the shareholders of Visijet, Inc. Also, 3,528,481 shares of Common Stock, and warrants to purchase an additional 4,528,481 shares of Common Stock, were issued to certain investors for cash concurrently with the consummation of the merger. As a result of the merger, the Company is continuing the business of VisiJet.

         VisiJet is engaged in the development and marketing of ophthalmic surgery products based on applications of waterjet technology, designed to result in faster, safer and more efficacious surgery in the two largest surgical markets in the world, laser eye surgery and cataract surgery.

         The Company has focused its earliest efforts at bringing to market two products, with different applications and markets. First, the HydroKeratome(R) is a device that utilizes waterjet technology to cut the corneal flap immediately prior to applying an excimer laser in laser eye surgery to correct myopia, hyperopia and astigmatism. Second, the Pulsatome(R) utilizes waterjet technology to remove the cataractous human crystalline lens in the eye during cataract surgery. VisiJet has made all necessary filings with the U.S. Food and Drug Administration to allow marketing of the HydroKeratome; however, it plans to make an additional filing, relating to the computer controls for the handpiece, before commencing sales, estimated to be in the third quarter of 2003. The Company believes that the use of high pressure fluids and the Company's proprietary waterjet surgical devices will result in a highly effective method for surgical procedures, with a potentially significant impact on the ophthalmic market. Microsurgery and minimally invasive surgery were pioneered in ophthalmology, and cataracts are now removed in minutes utilizing microscopes, with minimally invasive products and techniques that are constantly being refined and upgraded. More recently, the refractive surgery market has experienced a growth phase with the advent of vision correction through the LASIK procedure, which involves cutting a corneal flap with a microkeratome prior to ablation of stromal tissue with an excimer laser.

WATERJET TECHNOLOGY

         Waterjet technology is an established method for precision cutting of materials in a variety of industrial applications. It uses the principle of pressurizing water to extremely high levels, and allowing the water to escape in a controlled manner through a very small opening, or orifice. Water jets use the high pressure beam of water exiting the orifice to cut various materials, including tile, wood, plastic, metal, and stone. In general, industrial applications of waterjet technology are used in place of a laser or other device when the "cut" needs to be quicker, cleaner, and with minimum distortion and temperature increase.

          Until recently, medical applications of waterjet technology have been limited. VisiJet plans to implement a proven industrial technology in the surgical environment, with added precision, control, miniaturization, and safety.

         VisiJet holds an exclusive license with respect to the ophthalmic applications of a series of U.S. and foreign patents relating to the technology. The technology uses a pneumatic-hydraulic pressure intensifier to produce a collimated high pressure water beam that is approximately the diameter of a human hair. This self-cleaning, eversharp "hydro-laser" can cut through tissue at 12mm (.5 inch) per second. The hydraulics are controlled by an embedded central processing unit with displays, gauges, controls, aspiration and irrigation fluidics familiar to ophthalmic surgeons.

MARKETS

THE REFRACTIVE SURGERY MARKET

         The Company's products assist in surgical procedures relating to the cornea. The cornea is the clear window that provides most of the focusing power of the vision system of the eye, as well as allowing light into the eye. The anterior surface of the cornea is covered with a thin layer called the epithelium. The epithelium is covered with a liquid tear film.

         Physicians generally treat vision disorders by prescribing eyeglasses or contact lenses or through ophthalmic surgery, all of which compensate for or correct the vision error. The principal surgical techniques available to treat vision disorders are radial keratotomy ("RK"), Photo Refractive Keratectomy ("PRK")/LASIK and Refractive Lamellar Keratoplasty ("RLK"). In RK, PRK/LASIK and RLK, the object of the surgery is to change the shape of the anterior corneal surface and to eliminate or reduce refractive error. An additional objective is to minimize lens aberrations to improve visual acuity, which is not possible with eyeglasses or contact lenses.

         The refractive surgery market in its current form began in late 1995 when the FDA approved the first excimer laser for PRK. Before 1995 refractive surgery was conducted by various manual, non-laser techniques, the most popular of which was RK. In RK, the surgeon uses a diamond knife to make radial incisions in the cornea to flatten it. This technique, and others like it, is highly dependent on the surgeon's skill, and often produces mixed results.

         By contrast, in PRK utilizing the excimer laser, the computer-controlled laser is programmed to remove the specified amount of corneal tissue with precision, delivering a consistent outcome. In spite of its inherent accuracy and predictability, PRK was not widely accepted by patients, because it uses the laser to burn away the most sensitive top layers of the cornea. Patients undergoing PRK often experienced considerable pain, and were left with a persistent cloudiness of the cornea for days or weeks. PRK generally met the clinical expectations of the surgeon, but failed to satisfy the patient's desire for comfort and rapid recovery. For this and other reasons, PRK failed to attain broad market acceptance.

         In late 1996 many ophthalmic surgeons started utilizing a new procedure, Laser In Situ Keratomileusis ("LASIK"), which addressed many of the negative aspects of PRK from the patient's standpoint, while preserving the accuracy of PRK. LASIK utilizes a microkeratome, which is a mechanically driven razor to create a flap in the surface of the cornea. After creation of the flap, the excimer laser is used on the exposed internal tissue, called the stroma, underneath the flap. The excimer laser emits ultraviolet light in very short, high-energy pulses and ablates part of the corneal surface according to a prescribed spatial pattern, changing the curvature of the anterior corneal surface. The laser removes a predetermined amount of tissue to achieve the desired correction, and the hinged flap is reset as closely as possible to its original position, where it adheres to the underlying stroma. The adherence increases over a period of many months. The patient's vision is significantly improved within minutes of surgery.

         Because the laser energy is used on the less sensitive inner tissue of the cornea, the patient experiences very little pain after surgery and there is generally no clouding of the corneal surface. The patient is usually able to return to normal function the next day with immediate vision improvement.

         The LASIK procedure gained broad market acceptance very quickly. Currently, over 90% of refractive laser procedures in the U.S. are LASIK procedures. The success of LASIK in meeting both surgeon and patient needs has been the principal factor in the dramatic growth in the refractive surgery market in recent years. By the end of 2000 there were an estimated 1,110 excimer lasers in service in the United States and at least 1,500 lasers outside of the U.S.

THE CATARACT SURGERY MARKET

         The U.S. cataract surgery market is a relatively mature market. However, the general aging of the population is a positive demographic trend, as cataracts are a condition that generally afflicts older persons. Currently, there are approximately two million surgical procedures for cataracts performed each year, making it the largest volume procedure in all of surgery. The worldwide cataract market is about 165% of the U.S. market and growing at over twice the U.S. rate. This growth outside of the U.S. is due primarily to a later start and slower adoption of modern surgical techniques developed in the U.S. In addition, health insurance or governmental reimbursement for cataract surgery has not been common outside the United States. In the Third World, cataracts are the leading cause of blindness, a completely curable condition with current technology. The Company believes its products for cataract surgery may overcome some of the barriers to expanded cataract surgery for this potential market.

THE COMPANY'S PRODUCTS

         Although each of the Company's waterjet products has a different application, they share certain basic characteristics. Each of the waterjet products consists of a modular console with an intensifier and a hand piece. The modular unit is attached to a delivery tube, which is in turn attached to a hand piece. The waterjet may be adjusted for flexible use by the operating physician, and acts as a cutter or emulsifier. The hand piece delivers the water jet to the tissue and its integral aspirator removes the emulsified tissue and water through a tube into a disposable cassette contained in the console.

HYDROKERATOME(R) CORNEAL CUTTING DEVICE

         The HydroKeratome is a corneal cutting device for use in the LASIK procedure. The Company believes the HydroKeratome will eventually replace the automated lamellar keratotomy instrument, or microkeratome, currently used in the LASIK refractive procedure. The HydroKeratome is simple, easy to use and should reduce the risk of human and instrument error associated with the microkeratome. In general, the cuts from a HydroKeratome are smoother and cleaner than those of a conventional microkeratome, leaving no debris.

         The HydroKeratome works by using a high-pressure micro beam of water to force a blunt dissection of tissue in the path of the water beam. Since it will compete directly with products already on the market from several other companies, VisiJet plans to position the HydroKeratome(R) in the market as a replacement for the microkeratome. The product will be priced comparably to existing products, with the disposable component to be priced at a slight premium. The Company believes that revenues from disposable kits will surpass revenues from console sales in the near future.

         The HydroKeratome is designed to address many of the problems that are common with mechanical "blade" microkeratomes, such as poor visualization, inconsistent thickness of flaps, hazing, loose flaps, off center cuts, and lashes caught in gears. The HydroKeratome uses an embedded CPU controlled pneumatic-hydraulic pressure intensifier to make the corneal flap for the LASIK procedure. The suction ring with reticule and applanation plate on the hand piece allow holding the eye centered while the corneal flap is cut underneath the applanation plate. The water jet traverses perpendicular to the visual axis, driven by a precision autoclavable miniature Swiss motor with gear box and encoder. A foot switch controls the start of the transverse water jet motion, and the travel distance pre-programmed by the surgeon stops the travel and shuts off the water jet beam. Approximate travel time is one second.

PULSATOME(R) CATARACT EMULSIFIER

         The Pulsatome(R) Cataract Emulsifier is an emulsification device for quick and safe removal of the cataractous human crystalline lens in the eye, a necessary procedure before installing a new intraocular lens ("IOL"). The device creates a pulsating stream of saline solution, and the impact from the pulsating fluid emulsifies the cataractous human lens and breaks the lens into small pieces. The Pulsatome simultaneously aspirates the emulsified tissue and removes it from the interior of the eye.

         Once introduced to the marketplace, the Company believes the Pulsatome will be easier to learn how to use and will require less skill than that required by current ultrasound phaco emulsification devices. The Pulsatome should be attractive not only to established phaco surgeons but also to surgeons who have not mastered ultrasound or simply cannot afford the device. With the Pulsatome, many more surgeons, will be able to perform the state of the art, "no stitch, foldable lens" procedure.

         The Pulsatome and its disposable package will be priced in the low range of current ultrasound devices, which will make it attractive in underdeveloped markets, and also attractive in the U.S. and other nations where cost containment is critical.

         The Pulsatome requires minimal technical skill, as it functions like a hydraulic eraser or paint brush. No sculpting or lens elevation orrotation is necessary. The balanced irrigation/aspiration fluidics complement the embedded CPU controlled micro pulses. The foot switch initiates the mode activity selected by surgeon for the balanced and ergonomically shaped hand piece.

HYDROREFRACTOR(R) CORNEAL SHAPER

         The Company is developing the HydroRefractor in order to complete the entire LASIK procedure without the need for an excimer laser. Once completed, this device will not only create the lamellar flap required to access the cornea's stromal bed but will also create a "power cut" (or series of cuts) which will remove tissue in minute quantities so as to change the refractive power of the patient's eyes to the desired level. This technology uses a high pressure water beam to precisely cut away corneal tissue just as the excimer laser would ablate tissue to create the desired refraction. Ultimately, this would mean that a one step procedure could be accomplished in the doctor's office without the need for an excimer laser. The relatively low cost of the HydroRefractor should permit each ophthalmologist the opportunity to conduct the entire procedure in his office, without the need for expensive equipment.

         The HydroRefractor will be positioned as a single, in-office unit for performing the LASIK procedure. The Company believes that it will eventually replace both the microkeratome and the excimer laser.

COMPETITION

         The medical technology industry for ophthalmologic surgery products is highly competitive. Many other companies are engaged in refractive surgery research and development activities, and many of these have substantially greater financial, technical and human resources than the Company. As such, they may be better equipped to develop, manufacture and market their technologies. In addition, many of these companies have extensive experience in clinical testing and human clinical studies. Certain of these companies may develop and introduce products or processes competitive with or superior to those of the Company. Furthermore, with respect to any other products the Company may, in the future, be permitted to commercially sell, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which the Company has no experience.

          The Company expects to encounter direct competition from other companies utilizing water-jet type devices, and is currently aware of at least one other company, Medjet, Inc., engaged in the development of a water-jet device as a means of performing corneal refractive surgery. There may be other companies developing such technologies, or other technologies applicable to ophthalmic surgery, of which the Company is unaware.

COMPETITION IN THE MICROKERATOME MARKET

         There are approximately ten companies that offer mechanical microkeratomes to the market. However, with about 60% of the installed base and 70% market share of sales, Chiron Vision, now a division of Bausch & Lomb, is the clear market leader.

         Currently there is only one competitor, Intralase, which offers "bladeless" LASIK surgery. This laser product creates a lamellar flap for LASIK using tiny laser "explosions" within the cornea to separate the tissue. It is highly accurate, approaching that of the HydroKeratome, and also avoids many of the serious problems associated with microkeratomes. However, the Company believes that the Intralase product is slower, more expensive, and less effective than the HydroKeratome.

COMPETITION IN THE CATARACT EMULSIFICATION MARKET

         The dominant instrument in modern cataract surgery is the ultrasonic phacoemulsifier. The phaco, as it is commonly called, utilizes an ultrasonic generator, which vibrates the tip of the phaco hand piece 40,000 times per second. When the tip is introduced into the eye and placed in contact with the cataractous lens, the lens is gradually reduced to smaller pieces until it can be aspirated out of the eye.

         Coopervision developed and brought to market dominance the modern phacoemulsifier during the period from 1975 to 1989. With its acquisition of Coopervision in 1989, Alcon, a division of the Swiss food giant Nestle, became the leader in the phaco market, with an estimated market share of 60% of the phaco equipment and associated disposable packs. Bausch & Lomb is a distant second, with an estimated 20% market share. There are another fifteen phaco manufacturers who split up the remaining 20% of the global market, including Allergan.

COMPETITION IN THE CORNEAL SHAPING MARKET

         There are several competing technologies in the area of reshaping the cornea to change refractive power. The most prevalent products are the excimer lasers used in the LASIK procedure, which has been very well accepted by the public. The major player in this area is VISX, which has placed more lasers than any other company. Summit, Bausch and Lomb, Nidek and LaserSight follow VISX. Another corneal reshaping device is Intacs from KeraVision which treats myopia only. In addition, there are competing companies using intraocular technologies to change the refractive index of the eye. Staar Surgical is developing the ICL for placement between the iris and lens capsule. Other companies are developing intraocular lenses, which would require a clear lensectomy followed by a lens implant. Other than the excimer laser, none of the other technologies have reached significant market acceptance.

MANUFACTURING

         The Company plans to outsource manufacturing of its products to an ISO 9001 approved local contract manufacturing facility. This contractor will purchase and stock parts, assemble, test and burn-in units, and will stock finished goods and ship as required from its bonded warehouse.

GOVERNMENT REGULATION

UNITED STATES

         The Company's products are medical devices. As such, the Company is subject to the relevant provisions and regulations of the Federal Food, Drug and Cosmetic Act, under which the FDA regulates the manufacture, labeling, distribution, and promotion of medical devices in the United States. The Act provides that, unless exempted by regulation, medical devices may not be commercially distributed in the United States unless they have been approved or cleared by the FDA for marketing. There are two review procedures by which medical devices can receive such approval or clearance. Some products may qualify for clearance under a 510(k) notification. Under the 510(k) procedure, the manufacturer submits to the FDA a pre-market notification that it intends to begin marketing its product. The notification must demonstrate that the product is substantially equivalent to another legally marketed product (i.e., it has the same intended use, is as safe and effective, and does not raise different questions of safety and effectiveness than does a legally marketed device).

         A successful 510(k) notification results in the issuance of a letter from the FDA in which the FDA acknowledges the substantial equivalence of the reviewed device to a legally marketed device and clears the reviewed device for marketing to the public. The Company has received successful 510(k) notification with respect to the HydroKeratome, and plans to pursue 510(k) approval with respect to its other products. Before commencement of marketing the HydroKeratome, it plans to make an additional 510(k) filing relating to the computer controls of the handpiece.

         In addition to laws and regulations enforced by the FDA, the Company's products may also be subject to labeling laws and regulations enforced by the Federal Trade Commission.

OTHER COUNTRIES

         Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approvals required by foreign countries may be longer or shorter than that required for FDA approval, and requirements for licensing may differ from FDA requirements. Export sales of investigational devices that have not received FDA marketing clearance generally are subject to FDA export permit requirements.

         VisiJet plans to distribute its products internationally. Distribution of the Company's products in countries other than the United States may be subject to regulation in those countries. In some countries, the regulations governing such distribution are less burdensome than in the United States and the Company may pursue marketing its products in such countries prior to receiving permission to market from the FDA. The Company will endeavor to obtain the necessary government approvals in those foreign countries where it decides to manufacture, market and sell its products.

PATENTS AND TRADEMARKS

         The technology utilized by the Company in its products is covered by patents owned by SurgiJet, Inc., a developer of waterjet technology for a variety of medical and dental applications. The Company has been granted an exclusive worldwide license to these patents for ophthalmological applications for the life of the patents. It intends to protect its development work by means of licensing additional patents and trademarks as necessary and to protect its own inventions with additional patent applications. VisiJet has licensed thirteen issued United States patents, two United States patent applications pending, two issued international patent and twelve foreign patent applications pending. VisiJet has also exclusive licenses to certain non-patented technology developed by SurgiJet related to ophthalmic applications, and holds exclusive licenses for certain registered trademarks, including VisiJet(R), HydroKeratome(R), and Pulsatome(R).

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company currently occupies a facility of approximately 4,800 square feet in Irvine, California. Monthly rent is $5,198, and the lease expires in September 2003.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is a defendant in an action brought by Michael R. Cimaron, who claims to be entitled to a commission arising out of the merger between Ponte Nossa Acquisition Corp. and VisiJet, Inc. The complaint alleges that the plaintiff is entitled to 105,000 shares of the Company's Common Stock. The Company denies the material allegations of the complaint and plans to vigorously contest the action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The following table sets forth the high and low closing prices for shares of our Common Stock for the periods noted, as reported by the National Daily Quotation Service and the Over-the-Counter Bulletin Board.

                                                      High               Low
                                                    --------           -------
                           FY 2002
                           -------
                           Fourth Quarter             1.45              1.12
                           Third Quarter              1.45              0.77
                           Second Quarter             1.78              0.86
                           First Quarter              2.00              0.56

                           FY 2001
                           -------
                           Fourth Quarter             2.70              1.97
                           Third Quarter              3.60              1.85
                           Second Quarter             7.25              2.00
                           First Quarter              2.47              2.00

Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

         As of March 26, 2003, there were 350 record holders of the Company's Common Stock.

         The Company has not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

         In April 2002, the Company issued 300,000 shares of restricted Common stock to an investor in consideration for the investor's cancellation of an outstanding warrant to purchase 5,500,000 shares of the Company's Common Stock for an exercise price of $100,000.

         In May 2002, the Company issued 135,000 shares of restricted Common Stock, and a five-year warrant to purchase an additional 135,000 shares of Common Stock at an exercise price of $2.50 per share, to a single private investor. The purchase price was $150,000.

         In August 2002, the Company issued an additional 100,000 shares of restricted Common Stock, and a five year warrant to purchase an additional 100,000 shares of Common Stock, at an exercise price of $2.50 per share, to a single private investor. The purchase price was $100,000.

         The Company believes the foregoing issuances were exempt from the registration requirements of the Securities Act 1933 by reason of Section 4(2) thereof and Regulation D thereunder.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         VisiJet, Inc., formerly known as Ponte Nossa Acquisition Corp. (the "Company" or "VisiJet"), is a Delaware corporation originally incorporated as a blank check company on April 21, 1997. The Company was organized for the purpose of acquiring an interest in a suitable operating business. Through December 31, 2002, the Company had not yet engaged in business and had no revenues.

         On December 20, 2002, the Company entered into a Second Amended and Restated Agreement and Plan of Merger with VisiJet, Inc., a California corporation, for the merger of the two companies into a single company. The merger was consummated on February 11, 2003, and the Company's name was changed from "Ponte Nossa Acquisition Corp." to "VisiJet, Inc." The Company has succeeded to all of the assets and operations of VisiJet, and is continuing the business of VisiJet. Since this transaction is in substance a recapitalization, similar to a reverse acquisition, of VisiJet and not a business combination, a valuation was not performed and no goodwill was recorded.

         During 2002 the Company raised $938,157 through a series of private placements of $225,000, a related party loan of $152,567 and private venture financing of $560,590. Upon completion of the merger with VisiJet, certain of the private venture investors are committed to funding an additional $564,000 to the Company, in order to complete its initial round financing of $1,125,000. Shortly following the merger, the Company plans to raise up to an additional $2,500,000 through private placements, to satisfy all its cash needs for the 2003 fiscal year.

         It is anticipated that funding beyond the amounts noted above may be necessary to implement the Company's production schedule and marketing plans. After the capitalization of $2,500,000 is completed, the Company plans to initiate efforts to raise additional equity financing of approximately $5,000,000. These funds will be used to fund product research and development, purchases of equipment and hiring additional employees, as summarized below.

PLAN OF OPERATIONS

         The Company plans to continue in the development and marketing of ophthalmic surgery products based on applications of the waterjet technology, designed to result in faster, safer and more efficacious surgery in the two largest surgical markets in the world, laser eye surgery and cataract surgery.

Over the next two years, the Company plans to conduct the following product research and development activities:

              1). HydroKeratome
                  - a corneal cutting device that produces a bladeless flapcut for the LASIK procedure resulting in a safer more accurate cut.

              2). Pulsatome
                  - an emulsification device for the quick and safe removal of a full range of cataract hardnesses, with a lower cost per procedure and requiring minimal technical expertise.

              3). HydroRefractor
                  -a potential replacement for the excimer laser, to produce lamellar flaps and "power cuts" for vision correction using waterjet technology.

              4). Continuing patent development and research on other companies that offer complements and extensions of ophthalmic surgery product line.

PROPERTY, PLANT AND EQUIPMENT

         The planned research and development activities and the expansion of marketing and administrative support will require additional expenditures for property, plant and equipment within the first twelve months.

         The following is a schedule of anticipated purchases of plant and significant equipment, along with estimated expenditures:

                  1). Compliance with `CE' Mark Requirements   $  40,000
                  2). Furniture                                   50,000
                  3). Inspection, Test Equipment and Tools        67,000
                  4). Shop Equipment                              55,000
                  5). Facilities Equipment                        40,000
                  6). Tenant Improvements                         35,000
                  7). Office Equipment                            42,000
                  8). Computers                                   20,000
                  9). Software                                   105,000
                  10) Boardroom furnishings                       20,000
                                                               ----------
                  Total anticipated capital expenditures:      $ 474,000

EMPLOYEE ADDITIONS

         The Company anticipates hiring additional employees during the next twelve months, including a Director of International Sales, a Director of Operations, a Director of Quality Assurance, a Director of Marketing, a Manufacturing Engineer, an Engineering Technician, and a Quality Assurance Engineer. Also, the Company plans to hire approximately six Field Training Managers and six Field Sales Managers. All such planned additions are contingent on the Company obtaining sufficient funding.

FISCAL YEAR 2002 COMPARED TO FISCAL YEAR 2001

         The Company had no sales revenues to report for 2002 and 2001, as its operations consisted solely of investigating acquisition opportunities, the negotiation of the merger agreement with VisiJet, and related financing activities. The deficit for 2002 was $689,414 compared to $61,598 for 2001. The increased deficit resulted from financial support of VisiJet and legal and consulting expense to complete the acquisition.

         General and administrative expenses increased to $701,906 in 2002 from $61,598 in 2001. The increase is due to general working capital, administrative expenses, legal and accounting fees and costs associated with the acquisition and merger with Visijet, Inc.

         Included in general and administrative expenses is a $336,000 charge related to a settlement agreement with an investor and $18,635 in accrued interest expense from notes payable to a related party.

         Interest income accrued for 2002 was $12,354; there was no similar accrual in 2001.

         Funding for the expenses came from a series of private placements of $225,000, a related party loan of $152,567 and private venture financing of $560,590.

         The Company advanced funding of $643,358 to VisiJet, Inc., to fund its continuing progress towards bringing its products to market and completing its proposed merger with the Company. At December 31, 2002, the notes receivable accrued interest of $12,354.

         The funding resulted in an increase in Notes Payable in 2002 of $713,157, primarily from private venture investor funding of $560,590 and an increase in the related party note of $152,567. Interest expense for 2002 on the private venture investor funding was $7,175, and $11,460 for the related party note.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Additional Financing

         The Company will require additional financing to achieve growth in operations. The company is in the process of seeking additional capital through the private placement of common stock to accredited investors. The purpose of the offering is to fund continuing research and development, purchase new equipment, and provide working capital.

Technological Change

         If we fail to keep pace with technological advances in our industry or if we pursue technologies that do not become commercially acceptable would result in the need to change the focus of our research and development and product strategies and could disrupt our business.

Employees

         If we fail to attract, hire and retain qualified personnel, we may not be able to develop, market or sell our products or successfully manage our business.

Patents and Trademarks

         We may be subject to intellectual property litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products. If we are unable to protect our intellectual property rights, our business and prospects may be harmed.

ITEM 7. FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

Auditors' Report

Balance Sheets at December 31, 2002 and December 31, 2001 (Audited)

Statements of Operations for the years ended December 31, 2002 and 2001 and the period April 21, 1997 (inception) to December 31, 2002

Statements of Cash Flows for the years ended December 31, 2002 and 2001 and the period April 21, 1997 (inception) to December 31, 2002

Statements of Shareholders' Equity (Deficit) from Inception
         (April 17, 1997) to December 31, 2002

Notes to Financial Statements

                                 PETERSON & CO.
                          CERTIFIED PUBLIC ACCOUNTANTS

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
VisiJet, Inc. (formerly Ponte Nossa Acquisition Corp.)

         We have audited the accompanying balance sheet of VisiJet, Inc. (formerly Ponte Nossa Acquisition Corp.)(a Development Stage Company) as of December 31, 2002 and 2001, and the related statements of operations, shareholders' deficit, and cash flows for the year then ended and for the period April 21, 1997 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VisiJet, Inc. (formerly Ponte Nossa Acquisition Corp.) as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended and for the period April 21, 1997 (inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Note 1 to the financial statements, VisiJet, Inc. (formerly Ponte Nossa Acquisition Corp.) has reported accumulated losses during the development stage aggregating $774,998 and without additional financing, lacks sufficient working capital to fund operations beyond JUNE 2003, which raises substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                           /s/ Peterson & Co.

                                           PETERSON & CO.
San Diego, California
March 21, 2003

                                           VisiJet, Inc.
                             Formerly Ponte Nossa Acquisition Corp.)
                                  (a development stage company)
                                          Balance Sheets

                                                                         December 31,
                                                                     2002           2001
                                                                  ----------     ----------
                                     ASSETS
Current assets:
  Notes receivable, net of accrued interest                         655,712             --
                                                                  ----------     ----------
      Total assets                                                $ 655,712      $      --
                                                                  ==========     ==========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                               $  60,334      $   8,000
   Accrued interest payable                                          18,635
   Due to related parties                                           204,150         51,583
   Notes payable                                                    560,590             --
                                                                  ----------     ----------
      Total current liabilities                                     843,709         59,583
                                                                  ----------     ----------

Shareholders' equity (deficit)
   Preferred stock, 10,000,000 shares authorized,
      $.001 par value, none issued and outstanding
      at December 31, 2002 and 2001                                      --             --
   Common stock, 20,000,000 shares authorized, $.001 par
      value, 13,535,000 and 13,000,000 shares issued
      and outstanding at December 31, 2002 and 2001,
      respectively                                                   13,535         13,000
   Additional paid in capital                                       573,466         13,001
   Deficit accumulated during development stage                    (774,998)       (85,584)
                                                                  ----------     ----------

      Shareholders' equity (deficit)                               (187,997)       (59,583)
                                                                  ----------     ----------

         Total liabilities and shareholders' equity (deficit)     $ 655,712      $      --
                                                                  ==========     ==========

            The accompanying notes are an integral part of these financial statements.

                                                15

                                          VisiJet, Inc.
                             (Formerly Ponte Nossa Acquisition Corp.)
                                  (a development stage company)
                                     Statements of Operations

                                                                                 For the period
                                                                                 April 21, 1997
                                                                                 (inception) to
                                                    Years ended December 31,       December 31,
                                                  ----------------------------   -------------
                                                       2002          2001             2002
                                                  -------------  -------------   -------------

Interest income                                   $     12,492   $     12,492    $     12,492
                                                  -------------  -------------   -------------

Expense
     General and administrative expense                347,271         61,598         432,855
     Investor settlement fee                           336,000                        336,000

Other expense
     Interest expense                                   18,635                         18,635
                                                  -------------  -------------   -------------
     Total expense                                     701,906         61,598         787,490
                                                  -------------  -------------   -------------

          Net loss                                $   (689,414)  $    (61,598)   $   (774,998)
                                                  =============  =============   =============

Net loss per common share - basic and diluted     $    (0.0517)  $    (0.0047)
                                                  =============  =============

Basic and diluted weighted average
number of common shares outstanding                 13,342,178     13,000,000
                                                  =============  =============

            The accompanying notes are an integral part of these financial statements.

                                                16

                                                        VisiJet, Inc.
                                          (Formerly Ponte Nossa Acquisition Corp.)
                                                (a development stage company)
                                        Statements of Shareholders' Equity (Deficit)

                                                                                                Deficit
                                                                                               Accumulated
                                   Preferred Stock           Common Stock         Additional   during the    Shareholders'
                                  ---------------------------------------------    Paid In     Development      Equity
                                   Shares    Amount      Shares        Amount      Capital        Stage        (Deficit)
                                  ---------------------------------------------------------------------------------------

Inception, April 21, 1997              --    $  --             --    $      --    $      --    $       --     $       --
     Issuance of common stock          --       --        500,000          500           --            --            500
     Net loss                          --       --             --           --           --          (334)          (334)
                                  ---------------------------------------------------------------------------------------

Balance, December 31, 1997             --       --        500,000          500           --          (334)           166

     Capital contribution              --       --             --           --          349            --            349
     Net loss                          --       --             --           --           --          (515)          (515)
                                  ---------------------------------------------------------------------------------------

Balance, December 31, 1998             --       --        500,000          500          349          (849)            --

     Capital contribution              --       --             --           --        6,145            --          6,145
     Net loss                          --       --             --           --           --        (6,145)        (6,145)
                                  ---------------------------------------------------------------------------------------

Balance, December 31,1999              --       --        500,000          500        6,494        (6,994)            --

     Capital contribution              --       --             --           --       16,992            --         16,992
     Net loss                          --       --             --           --           --       (16,992)       (16,992)
                                  ---------------------------------------------------------------------------------------

Balance, December 31, 2000             --       --        500,000          500       23,486       (23,986)            --

     Capital contribution              --       --             --           --        2,015            --          2,015
     Common shares issued for
          26-for-1 stock split
          effected July 26, 2001       --       --     12,500,000       12,500      (12,500)           --             --
     Net loss                          --       --             --           --           --       (61,598)       (61,598)
                                  ---------------------------------------------------------------------------------------

Balance, December 31, 2001             --       --     13,000,000       13,000       13,001       (85,584)       (59,583)

     Investor settlement fee                              300,000          300      335,700                      336,000
     Common shares issued in
          private offering                                235,000          235      249,765                      250,000
     Offering costs                                                                 (25,000)                     (25,000)
     Net loss                                                                                    (689,414)      (689,414)
                                  ---------------------------------------------------------------------------------------
Balance, December 31, 2002             --    $  --     13,535,000    $  13,535    $ 573,466    $ (774,998)    $ (187,997)
                                  =======================================================================================

                         The accompanying notes are an integral part of these financial statements.

                                                             17

                                                    VisiJet, Inc.
                                      (Formerly Ponte Nossa Acquisition Corp.)
                                           (a development stage company)
                                              Statements of Cash Flows


                                                                                         For the period
                                                                                         April 21, 1997
                                                                                         (inception) to
                                                           Years ended December 31,       December 31,
                                                        -----------------------------     ------------
                                                            2002             2001              2002
                                                        ------------     ------------     ------------

Cash flows from operating activities
     Net loss                                           $  (689,414)     $   (61,598)     $  (774,998)
     Adjustment to reconcile net loss to net
       cash used by operating activities
          Investor settlement fee                           336,000               --          336,000
          Accrued interest receivable                       (12,354)              --          (12,354)
          Accounts payable                                   52,334            8,000           60,334
          Accrued interest payable                           18,635               --           18,635
                                                        ------------     ------------     ------------

Net cash used by operating activities                      (294,799)         (53,598)        (372,383)
                                                        ------------     ------------     ------------

Cash flows from investing activities
     Loan to VisiJet                                       (643,358)              --         (643,358)
                                                        ------------     ------------     ------------

Net cash used in investing activities                      (643,358)              --         (643,358)
                                                        ------------     ------------     ------------

Cash flows from financing activities
     Net proceeds from the issuance of common stock         225,000            2,015          251,001
     Proceeds from note payable                             560,590               --          560,590
     Advance from related party                             152,567           51,583          204,150
                                                        ------------     ------------     ------------

Net cash provided by financing activities                   938,157           53,598        1,015,741
                                                        ------------     ------------     ------------

Net increase (decrease) in cash                                  --               --               --

Cash, beginning of period                                        --               --               --
                                                        ------------     ------------     ------------

Cash, end of period                                     $        --      $        --      $        --
                                                        ============     ============     ============

Supplemental disclosures of cash flow information
Investor settlement fee                                 $   336,000      $        --      $   336,000
Income taxes paid                                       $        --      $        --      $        --
Interest paid                                           $        --      $        --      $        --

                     The accompanying notes are an integral part of these financial statements.

                                                         18

                                  VISIJET, INC.
      (a Development Stage Company formerly Ponte Nossa Acquisition Corp.)
                          Notes to Financial Statements

NOTE 1 - THE COMPANY

         VisiJet, Inc., formerly known as Ponte Nossa Acquisition Corp. (the "Company" or "VisiJet"), is a Delaware corporation originally incorporated as a blank check company on April 21, 1997. The Company was organized for the purpose of acquiring an interest in a suitable operating business.

         On December 20, 2002, the Company entered into a Second Amended and Restated Agreement and Plan of Merger with VisiJet, Inc., a California corporation, for the merger of the two companies into a single company through a wholly owned subsidiary of the Company, VisiJet Acquisition Corporation. The merger was consummated as a reverse merger on February 11, 2003, whereby the Company's name was changed from "Ponte Nossa Acquisition Corp." to "VisiJet, Inc," the surviving corporation. Under the terms of the agreement and Plan of Merger, 12,128,491 shares of the Company's common stock were issued to the shareholders of VisiJet, Inc. In addition, warrants to purchase an additional 4,528,481 shares of common stock were issued to certain investors for cash concurrently with the consummation of the merger. The transaction, in substance, is a recapitalization of VisiJet, Inc. and not a business combination and therefore a valuation was not performed and no goodwill was recorded.

         On an unaudited proforma basis, had the merger occurred on January 1, 2002, the loss from operations would have increased by $763,585 for the year ended December 31, 2002. In addition, at December 31, 2002, total assets would have increased $90,651 primarily due to the addition of computer equipment and other fixed assets, total liabilities would have increased by $2,850,544 primarily due to related party and other investor debt and the accumulated deficit would have increased by $2,759,893.

GOING-CONCERN CONSIDERATIONS

         As reported in the accompanying financial statements, the Company has accumulated losses of $774,998 during the development stage and has a stockholders' deficit and a working capital deficiency of $187,997 as of December 31, 2002. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. The Company intends to seek additional capital through debt or equity offerings and to generate sales volume and operating margins necessary to achieve profitability. There can be no assurance that any of these fundings will be consummated in the necessary time frames needed for continuing operations on terms favorable to the Company. If adequate funds are not available in the future, the Company will be required to significantly curtail its operating plans. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of VisiJet, Inc (formerly Ponte Nossa Acquisition Corp.) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

DEVELOPMENT STAGE ENTERPRISE

         The Company is a Development Stage Enterprise, as defined in Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting for Development Stage Enterprises". Under SFAS No. 7, certain additional financial information is required to be included in the financial statements for the period from inception of the Company to the current balance sheet date.

         Since the inception of the Company, management has been in the process of raising capital through private placement stock offerings, effecting its business merger, and performing research and development activities.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of deposits in an interest bearing checking account.

NEW ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations. This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. SFAS 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. The adoption of SFAS 141 did not have a material affect on the Company's financial statements.

         In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 142 did not have a material affect on the Company's financial statements.

         In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and pertains to legal obligations related to retirement of long-lived assets that result from the acquisition, construction, development and the normal operations of long-lived assets, except for certain obligations of lessees. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe its adoption will affect the Company's financial statements.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and APB Opinion No. 30, Reporting the results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions and amends ARB No. 51, Consolidated Financial Statements. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Management does not believe its adoption will affect the Company's financial statements.

         In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and amends SFAS No. 13, "Accounting for Leases." This statement updates, clarifies and simplifies existing accounting pronouncements. As a result of rescinding SFAS No. 4 and SFAS No. 64, the criteria in Accounting Principles Bulletin No. 30 will be used to classify gains and losses from extinguishment of debt. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002.

         In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and certain termination benefits provided to employees under the terms of one-time benefit arrangements. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the amount of revenues and expenses reported during the period. Actual results could differ from those estimates.

INCOME TAXES

         The Company records income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their future respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recorded or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

RECLASSIFICATION

         Certain account reclassifications have been made to the financial statements of the prior year in order to conform to classifications used in the current year. These changes had no impact on previously stated financial statements of the Company.

NOTE 3 - NOTES RECEIVABLE

         In May 2002, the Company provided a loan of $236,000 to VisiJet, Inc. in exchange for a senior promissory note bearing interest at 3% per annum. The note balance, plus accrued interest of $4,760, is $240,760 as of December 31, 2002.

         In August 2002, the Company entered into a Working Capital Loan Agreement with VisiJet, Inc. in order to facilitate the consummation of transactions contemplated by the pending merger agreement. The Company agreed to loan VisiJet, Inc. up to an aggregate of $130,000 in the form of a promissory note at 10% interest per annum. In November 2002, the Company amended the Working Capital Loan Agreement with VisiJet, Inc., increasing the principal amount by $75,000 or up to a total aggregate loan value of $205,000. The total note balance, plus accrued interest of $4,829 is $207,724 as of December 31, 2002. During the fourth quarter of 2002, the Company paid an additional $106,857 in expenses on behalf of VisiJet, Inc., therefore increasing the total amount of working capital notes receivable from VisiJet, Inc. under the Agreement to $314,581.

         In August 2002, the Company entered into a Milestone Loan Agreement with VisiJet, Inc. in order to provide additional funding in contemplation of the pending merger agreement. The Company agreed to loan VisiJet, Inc. up to an aggregate of $120,000 in the form of a promissory note at 10% interest per annum. The note balance, plus accrued interest of $2,765, is $100,371 as of December 31, 2002.

         All of the notes plus accrued interest, which mature on the anniversary of the dates issued, are payable upon the earlier of i) the date of the closing of the transactions of the merger agreement by and between the Company and VisiJet, ii) termination of the merger agreement, iii) sale of the Company or
iv) the maturity date.

NOTE 4 - NOTES PAYABLE

         Notes payable consist of the following:

Note payable - private venture investors (subsequently converted to VisiJet common stock, February 11, 2003)
         Senior secured promissory notes, interest at 3% per annum.
         Principal and accrued interest due on the earlier of i) the date on which the closing of the transactions of the merger agreement by and between the Company and VisiJet,
         ii) termination of the merger agreement, iii) sale           $ 560,590
         of the Company or iv) the maturity date in May 2003. The     ==========
         note is collateralized by a security interest in certain assets and common stock of the Company.

         During 2002, the proceeds from the note issuances were subsequently loaned to VisiJet in order to fund the working capital requirements of VisiJet (see Note 3).

NOTE 5 - RELATED PARTY TRANSACTIONS

         The Company's largest shareholder, Financial Entrepreneurs Incorporated ("FEI"), has funded certain expenditures of the Company. On April 14, 2002, the Company entered into a Promissory Note with FEI for amounts loaned to the Company bearing an interest rate of 7.5% per annum. As of December 31, 2002, current due to related parties in the Company's balance sheet amounts to $215,610, including accrued interest of $11,460.

NOTE 6 - INCOME TAXES

         There is no provision for Federal or State Income Taxes for the periods ended December 31, 2002 and 2001, since the Company has incurred losses from inception. Additionally, the Company has reserved fully for any potential tax benefits resulting from its carryforward operating losses. Deferred tax assets at December 31, 2002 and 2001 consist of the following:

                                                      2002              2001
                                                   -----------      -----------
Net operating loss carryforward                    $  263,499       $   29,098

Valuation allowance                                  (263,499)         (29,098)
                                                   -----------      -----------
                                                      - 0 -            - 0 -

As of December 31, 2002, the Company has net operating loss carryforwards of approximately $774,998, which may be applied against future income, if any, and will expire in various years from 2012 through 2017.

NOTE 7 - STOCKHOLDERS' EQUITY

PRIVATE PLACEMENT

         In April 2002, the Company issued 300,000 shares of common stock to an investor in consideration for the cancellation of a warrant to purchase 5,500,000 shares of the Company's common stock for $100,000. These shares of stock are not registered under the Securities Act of 1933 and must be held for the time required by Rule 144 promulgated under the Securities Act. The Company valued the common stock based on the market price as of the close of business on April 9, 2002. As a result of the settlement, the Company incurred total investor fees expense of $336,000.

         In May 2002, the Company completed a private placement offering of common stock and warrants with a single investor. The private placement raised $150,000 (less $15,000 in expenses). The investor received 135,000 shares of common stock and warrants to purchase an additional 135,000 common shares. The initial exercise price of the warrants is $2.50 per share, escalating at a rate of $0.50 per share over a five-year term.

         In August 2002, the Company completed another private placement offering of common stock and warrants with a single investor. The private placement raised $100,000 (less $10,000 in expense). The investor received 100,000 shares of common stock and warrants to purchase an additional 100,000 common shares. The exercise price of the warrants is $2.50 per share over a five-year term.

         The proceeds from the above transactions were used for general working capital, administrative expenses, legal and accounting fees.

         The Company believes the foregoing issuances were exempt from the registration requirements of the Securities Act 1933 by reason of Section 4(2) thereof and Regulation D thereunder.

NOTE 8 - SUBSEQUENT EVENTS

PRIVATE PLACEMENT

         During the first quarter of fiscal year 2003, the Company completed a series of private placements of common stock and warrants with various investors. The private placement, net of expenses, raised $672,300. The investors received 737,500 shares of common stock for prices ranging from $1.00 to $1.25 plus warrants to purchase an additional 737,500. The exercise price of the warrants is $2.50 per share over a five-year term.

LITIGATION

         On February 5, 2003, a claim was filed against the Company by an outside consultant stating he is entitled to a commission arising out of the merger between Ponte Nossa Acquisition Corp. and VisiJet, Inc. The complaint alleges that the plaintiff is entitled to 105,000 shares of the Company's common stock. The Company denies the material allegations of the complaint and plans to vigorously contest the action.

RELATED PARTY TRANSACTIONS

         Pursuant to an agreement entered into in connection with the merger, in February of 2003, FEI converted a promissory note held by it into 378,997 shares of Common Stock at a conversion rate of $1.00 per share. Also, in February of 2003, the Company issued 164,319 shares of common stock to Randal A. Bailey ("Bailey"), its President and Chief Executive Officer, in cancellation of $350,000 of unpaid salary. The Company also issued Bailey a two year promissory note for $150,000 in satisfaction of unpaid salary. The note bears interest at a rate of 3.5% per annum, and calls for twenty-four equal monthly installments.

         Also in February of 2003, pursuant to an agreement entered into in connection with the merger, FEI cancelled 7,957,000 shares of Company common stock owned by it, and the Company issued FEI a five year warrant to purchase 1,500,000 shares of Common Stock at an initial exercise price of $5.00 per share, with the exercise price increasing by $.50 per share each year. Also, pursuant to the same agreement, the Company issued to Laurence M. Schreiber, its Secretary, Treasurer and Chief Operating Officer, a five-year warrant to purchase 25,000 shares of its Common Stock at an exercise price of $3.00 per share, and issued to Thomas F. DiMele, its former President, a five year warrant to purchase 25,000 shares of its Common Stock at an exercise price of $3.00 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following is a brief description of the directors and officers of the
Company:

                  NAME                                POSITION
                  ----                                --------

         Richard H. Keates, M.D.*        Chairman of the Board of Directors

         Randal A. Bailey                President and Chief Executive Officer

         Laurence M. Schreiber           Chief Operating Officer, Secretary and
                                         Treasurer

         Larry L. Hood                   Chief Engineer and Director of Research
                                         and Development

         Adam Krupp*                     Director

         Norman Schwartz*                Director

*Member of the Audit Committee and the Executive Committee

         Dr. Keates has been Chairman of the Board of Directors since February 2003. He is an ophthalmologist, consultant, and professor, and has been a Professor of Ophthalmology at New York Medical College since 1997. Dr. Keates has served on various boards of directors, including Frigitronics (NYSE), Med Chem (NYSE), Autonomous Technologies (NASDAQ) and Chiron Vision. Dr. Keates has consulted for leading health care companies including IO Lab, Alcon, and Bausch & Lomb. He is a founding partner of Intelligent Biocides, and has published over 100 articles in ophthalmology. Among his many faculty appointments, Dr. Keates has been a professor at Ohio State University, Professor and Chairman of the Ophthalmology Department at the University of California, Irvine. He is the President of the New York Introcular Lens Society and recently completed his term as the President of the New York Keratorefractive Society. Dr. Keates graduated from the University of Pennsylvania and from the Jefferson Medical College. He completed his Ophthalmology training at Harvard Basic Sciences in Ophthalmology and The Manhattan Eye, Ear & Throat Hospital.

         Mr. Bailey has served as President of the Company or its predecessor since 1995. He has more than twenty-five years experience in management roles at both medical device and pharmaceutical companies. From 1991 to 1995, Mr. Bailey was the leader of the sales organization of Pharmacia Ophthalmics, Inc. Between 1989 and 1991, Mr. Bailey was the Vice President of Sales and Marketing for Novoste, Inc. (NASDAQ) a start up cardiovascular company. Mr. Bailey was a co-founder and Vice President of Sales and Marketing for Chiron Vision, Inc., which was acquired by Bausch & Lomb in 1997. Chiron Vision, now Bausch & Lomb Surgical, is a leader in the manufacturing and sales of ophthalmic devices worldwide. From 1980 to 1986 Mr. Bailey was the initial Vice President of Sales and Marketing for Allergan Medical Optics, Inc., a leader in the ophthalmic field.

         Mr. Schreiber has been Secretary and Treasurer of the Company since August 2001, and became Chief Operating Officer in February 2003. Before 2001 he founded Diversified International, a multilevel marketing system, and served as Chief Executive Officer of Learn America, a multimedia productions company combining advanced computer technology and educational systems. Mr. Schreiber also served as President and a director of Philibus Systems, a private educational system, and was President of Advanced Nutritional Associates, which distributed health care products in the United Kingdom and Europe. He has developed an independent sales distribution system for Herbalife, and pioneered markets in the United Kingdom, Spain and Israel.

         Mr. Hood has over thirty-five years experience in designing and bringing systems to market in areas such as data acquisition, telemetry, orthopedic surgical, ophthalmic surgical, diagnostics, lasers and power ultrasonics. Mr. Hood has been employed by Cavitron/Coopervision/Alcon, Biomet and Plesseys in the past, and is an inventor in a number of fields, with more than fifty U.S. patents issued or pending.

         Mr. Krupp has over eighteen years of business experience with emerging growth companies. He is currently a Managing Director and a member of the Executive Committee of CS Technology, Inc, a New York based technology consulting firm. CS Technology provides "mission critical" technology support services for a myriad of companies from small start-ups to large financial institutions. Prior to joining CS Technology, Inc., Mr. Krupp spent ten years in the real estate industry working for several organizations in development, construction, and leasing. Mr. Krupp holds a B.A. from the University of Michigan and an M.S. from New York University.

         Mr. Schwartz has over thirty years of experience in providing legal and financial advice to individuals and companies. He has acted as Chief Financial Officer and president to several companies, both public and private, including Acubid International, Ameritrust, and Farm Energy Corp. He served on the Board of International Acuvision Systems, a public company that developed and patented vision training equipment. He is an active member of the Arizona Bar Association. Mr. Schwartz graduated from Arizona State University, completed his JD at the University of Arizona, and received his LLM in taxation from New York University.

         Directors hold office until a successor is elected and qualified or until their earlier resignation in the manner provided in the Bylaws of the Company.

SECTION 16 COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities (the "10% Stockholders"), to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Officers, directors and 10% Stockholders of the Company are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms so filed. Based upon a review of filings made and other information available to it, the Company believes that each of the Company's present Section 16 reporting persons filed all forms required of them during the year 2002 by
Section 16 (a).

ITEM 10.  EXECUTIVE COMPENSATION

         The Company paid no compensation to its executive officers or directors during 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of March 1, 2003 by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group.

         NAME                            NUMBER OF SHARES         PERCENTAGE
         ----                            ----------------         ----------

Financial Entrepreneurs, Inc.              4,599,001(1)             24.4%

Richard H. Keates, M.D.                        -0-                    *

Randal A. Bailey                             394,319

Laurence Schreiber                            25,000(2)               *

Adam Krupp                                     -0-                    *

Norman Schwartz                                6,100                  *

Lance Doherty                              4,077,206 (3)            21.7(3)

Doherty Trust                                591,319 (3)             3.1(3)

PCL Associates, LLC                        1,250,000                 6.6

David E. Eisenberg Trust                   1,250,000                 6.6

All directors and executive                  425,419 (4)             2.3
 officers as a group (5 persons)

(1) Includes 1,500,000 shares issuable upon exercise of currently exercisable warrants.

(2) Consists solely of shares issuable upon exercise of currently exercisable warrants.

(3) Subject to confirmation of shareholder records.

(4) Includes 25,000 shares issuable upon exercise of currently exercisable warrants.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company's largest shareholder, Financial Entrepreneurs Incorporated ("FEI"), has funded certain expenditures of the Company. On April 14, 2002, the Company issued a Promissory Note to FEI for amounts loaned to the Company, bearing an interest rate of 7.5% per annum. As of December 31, 2002, current amount due to related parties in the Company's balance sheet amounts to $215,610, including accrued interest of $11,460.

         In February of 2003, FEI converted a promissory note held by it into 378,997 shares of Common Stock at a conversion rate of $1.00 per share. Also, in February of 2003, the Company issued 164,319 shares of Common Stock to Randal A. Bailey, its President and Chief Executive Officer, in cancellation of $350,000 of unpaid salary. The Company also issued Bailey a two year promissory note for $150,000 in satisfaction of unpaid salary. The note bears interest at a rate of 3.5% per annum, and calls for twenty-four equal monthly installments.

         Also in February of 2003, pursuant to an agreement entered into in connection with the merger, FEI cancelled 7,957,000 shares of Company Common Stock owned by it, and the Company issued FEI a five year warrant to purchase 1,500,000 shares of Common Stock at an initial exercise price of $5.00 per share, with the exercise price increasing by $.50 per share each year. Also, pursuant to the same agreement, the Company issued to Laurence M. Schreiber, its Secretary, Treasurer and Chief Operating Officer, a five-year warrant to purchase 25,000 shares of its Common Stock at an exercise price of $3.00 per share, and issued to Thomas F. DiMele, its former President, a five year warrant to purchase 25,000 shares of its Common Stock at an exercise price of $3.00 per share.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

   2.1 Second Amended and Restated Agreement and Plan of Merger, dated December 20, 2002 among Ponte Nossa Acquisition Corp., VisiJet, Inc., and VisiJet Acquisition Corporation (1)

   2.2 Amendment No. 1, dated January 15, 2003, to Second Amended and Restated Agreement and Plan of Merger

   3.1   Certificate of Incorporation of the Company (2)

   3.2 Certificate of Amendment of the Certificate of Incorporation, as filed on January 16, 2003

   3.3   Agreement of Merger, filed February 11, 2003

   3.4   Certificate of Ownership and Merger, filed February 12, 2003.

   3.5   Amended and Restated Bylaws

   10.1 Patent License Agreement between SurgiJet, Inc. and VisiJet, Inc., dated October 23, 1998

   10.2  Amendment No. 1 to Patent License Agreement, dated December , 2002*

   10.3 Technology License Agreement between SurgiJet, Inc. and VisiJet, Inc., dated October 23, 1998

   10.4  Amendment No. 1 to Technology License Agreement, dated December , 2002*

   10.5 Trademark License Agreement between SurgiJet, Inc. and VisiJet, Inc., dated October 23, 1998

   10.6  Amendment No. 1 to Trademark License Agreement, dated December , 2002*

   10.7  Warrant, dated February 11, 2003, issued to PCL Associates

   10.8  Warrant, dated February 11, 2003, issued to David E. Eisenberg Trust

   10.9  Warrant, dated February 11, 2003, issued to Laurence Schreiber

   10.10 Warrant, dated February 11, 2003, issued to Financial Entrepreneurs Incorporated

   99.1  Certification of the Chief Executive Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.2  Certification of the Chief Financial Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (1) Incorporated by reference from Report on Form 8-K of the Company, filed on January 7, 2003

   (2) Incorporated by reference from Registration Statement on Form 10-SB of the Company, filed on March 22, 1999

(b) Reports on Form 8-K

    (i) Report on Form 8-K, dated November 27, 2002, filed on December 6, 2002.

ITEM 14.  CONTROLS AND PROCEDURES

          Under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on this evaluation, our Chief Executive Officer and the Principal Accounting Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports under the Exchange Act are processed and reported within the time periods specified by law. The design of any such system of controls is based in part on assumptions about the likelihood of future events, and there can be no assurance that any such system of controls will succeed in all circumstances.

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

                                         VisiJet, Inc.

Dated:  April 11 , 2003                  /s/ Randal A. Bailey
                                         ------------------------------
                                         Randal A. Bailey, President

                                         /s/ Laurence Schreiber
                                         ------------------------------
                                         Laurence Schreiber, Secretary

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Signature                          Title                               Date

/s/ Randal A. Bailey
-----------------------
 Randal A. Bailey        President (Principal Executive Officer)  April 11 ,2003

/s/ Laurence Schreiber
-----------------------
Laurence Schreiber       Treasurer (Principal Financial Officer)  April, 11 2003

/s/ Richard H. Keates
-----------------------
Richard H. Keates, M.D.  Director                                 April 11 ,2003

-----------------------
Adam Krupp               Director                                 April , 2003

/s/ Norman Schwartz
-----------------------
Norman Schwartz          Director                                 April 11, 2003

                                  CERTIFICATION

    I, Randal A. Bailey, principal executive officer, certify that:

        1. I have reviewed this annual report on Form 10-KSB of VisiJet, Inc.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the date of the Evaluation Date;

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003                By: /S/ RANDAL A. BAILEY
                                        --------------------------------
                                        Randal A. Bailey, President

                                  CERTIFICATION

    I, Laurence M. Schreiber, principal financial officer, certify that:

        1. I have reviewed this annual report on Form 10-KSB of VisiJet, Inc.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        d) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the date of the Evaluation Date;

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003                By: /s/ Laurence M. Schreiber
                                        --------------------------------
                                        Laurence M. Schreiber, Treasurer