Form 10QSB
period 2003-03-31
VISIJET INC
filed 2003-05-20
CIK 1082249

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003

                                 VisiJet, Inc.
                    (formerly Ponte Nossa Acquisition Corp.)
             (Exact name of the Company as specified in its charter)

         Delaware                    0-256111                  33-0838660
(State of Incorporation)            (Commission                (IRS Employer
                                    File Number)            Identification No.)

                          188 Technology Drive, Suite D
                            Irvine, California 92618
                    (Address of principal executive offices)

                 Issuer's telephone number, including area code:
                                  949-450-1660

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of class)

             As of May 4, 2003 there were 19,134,412 shares of the registrant's Common Stock outstanding.

INDEX

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Balance Sheet at March 31, 2003

Condensed Statements of Operations for the Quarters ended March 31, 2003 and 2002 and the period February 2, 1996 (inception) to March 31, 2003

Condensed Statements of Cash Flows for the Quarters ended March 31, 2003 and 2002 and the period February 2, 1996 (inception) to March 31, 2003

Notes to Financial Statements

Item 2.  Management's Discussion and Analysis or Plan of Operation

Item 3.   Controls and Procedures

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters To a Vote of Securities Holders

Item 5. Other Information

Item 6.  Exhibits and Reports on Form 8-K


Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                                       Visijet, Inc.
                         (formerly Ponte Nossa Acquisition Corp.)
                               (A development stage company)
                                  Condensed Balance Sheet
                                        (Unaudited)
                                      March 31, 2003

           ASSETS

Current assets:
      Cash and cash equivalents                                            $   355,816
      Prepaid expenses                                                          19,615

                                                                           ------------
           Total current assets                                                375,431

      Property and equipment, net                                               46,246
                                                                           ------------

           Total assets                                                    $   421,677
                                                                           ============

Current liabilities:
      Accounts payable                                                     $    65,937
      Compensation settlement agreement - current portion                      129,007
      Accrued interest                                                          36,347
      Accrued expenses                                                         130,469
      Royalty payable                                                          135,000
      Notes payable to related parties (see note 4)                            212,163
      Notes payable - current portion  (see note 4)                            602,240
                                                                           ------------
           Total current liabilities                                         1,311,163

Compensation agreement, net of current portion                                 104,167
Notes payable, net of current portion                                           10,000
                                                                           ------------
           Total liabilities                                                 1,425,330

Shareholders' deficit:
      Common stock, 50,000,000 shares authorized, $.001 par value,
           19,134,412 shares issued and outstanding at March 31, 2003           19,134

      Additional paid in capital                                             5,622,977
      Deficit accumulated during development stage                          (6,645,764)
                                                                           ------------
           Shareholders' deficit                                            (1,003,653)
                                                                           ------------
Total liabilities and shareholders' deficit                                $   421,677
                                                                           ============

The accompanying notes are an integral part of these financial statements


                                                 Visijet, Inc.
                                   (formerly Ponte Nossa Acquisition Corp.)
                                         (A development stage company)
                                      Condensed Statements of Operations
                                                  (Unaudited)

                                                                                        For the period
                                                    Three months      Three months     February 2, 1996
                                                       ended             ended          (inception) to
                                                   March 31, 2003    March 31, 2002     March 31, 2003
Interest income                                    $         26       $         --       $         26
                                                   ---------------------------------------------------

Operating expenses:
      General and administrative expenses               676,009             86,617          2,535,271
      Research & development expenses                   104,381             55,391          3,705,258
                                                   ---------------------------------------------------
          Total operating expenses                      780,390            142,008          6,240,529
                                                   ---------------------------------------------------

Loss from operations                                   (780,364)          (142,008)        (6,240,503)

Other expense:
      Interest expense                                  (48,333)           (17,754)          (330,074)
      Loss on judgment                                       --                 --            (21,483)
      Loss on disposal of assets                             --                 --            (48,104)
                                                   ---------------------------------------------------
          Total other expense                           (48,333)           (17,754)          (399,661)
                                                   ---------------------------------------------------

Loss before provision for taxes                        (828,697)          (159,762)        (6,640,164)
Provision for Income taxes                                   --                 --              5,600
                                                   ---------------------------------------------------
Net loss                                           $   (828,697)      $   (159,762)      $ (6,645,764)
                                                   ===================================================

Net loss per common share - basic and diluted      $      (0.06)      $      (0.02)

Basic and diluted weighted average                   14,171,631          7,713,943
number of common shares outstanding


The accompanying notes are an integral part of these financial statements


                                                 Visijet, Inc.
                                   (formerly Ponte Nossa Acquisition Corp.)
                                         (A development stage company)
                                      Condensed Statements of Cash Flows
                                                  (Unaudited)
                                                                                         For the period
                                                       Three months     Three months    February 2, 1996
                                                          ended            ended         (inception) to
                                                      March 31, 2003   March 31, 2002    March 31, 2003

Cash flows from operating activities
      Net loss                                         $  (828,697)      $  (159,762)      $(6,585,764)
Adjustment to reconcile net loss to net
cash used by operating activities:
Depreciation                                                 3,440                --           208,761
Interest converted to equity                                33,997                --            33,997
Loss from disposal of fixed assets                              --                --            48,104
Non cash compensation                                           --                --           102,357
Changes in assets and liabilities:
      Prepaid expenses                                      10,385                --            10,385
      Accounts payable and other accrued expenses         (131,048)            3,828            65,937
      Income taxes payable                                      --                --               800
      Notes payable                                        108,755                --           108,755
      Compensation agreement                               (6,826)            55,447           693,174
      Royalties payable                                     15,000                --            75,000
      Accrued judgment                                          --                --           129,669
      Accrued interest                                      15,465             5,445           176,302
                                                       ------------------------------------------------
Net cash used by operating activities                     (779,529)          (95,042)       (4,932,523)
                                                       ------------------------------------------------

Cash flows from investing activities
      Acquisition of property and equipment                 (2,243)               --          (323,083)
                                                       ------------------------------------------------
Net cash used in investing activities                       (2,243)               --          (323,083)
                                                       ------------------------------------------------

Cash flows from financing activities
      Advance from related party                           132,616           122,699         1,723,913
      Repayment of advances from related parties           (71,988)               --           (99,470)
      Proceeds from issuance of common stock, net        1,016,000                --         3,986,979
                                                       ------------------------------------------------
Net cash provided by financing activities                1,076,628           122,699         5,611,422
                                                       ------------------------------------------------

Net increase in cash                                       294,856            27,657           355,816

Cash, beginning of period                                      960                --                --

                                                       ------------------------------------------------
Cash, end of period                                    $   295,816       $    27,657       $   355,816
                                                       ================================================

Supplemental disclosures of cash flow information
Conversion of Debt to Equity                             1,538,632


The accompanying notes are an integral part of these financial statements

                                  VisiJet, Inc.
                          (A development stage company)
                    (formerly Ponte Nossa Acquisition Corp.)
                          Notes to financial statements

NOTE 1 - NATURE OF OPERATIONS

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

BACKGROUND

         VisiJet, Inc. develops and markets surgical devices for the field of ophthalmology. Its initial products are based on the application of waterjet technology to LASIK and cataract surgery. Potential customers include physicians, surgical centers and hospitals.

         VisiJet's predecessor ("Old Visijet") was incorporated on February 2, 1996, to develop and distribute medical products.

         In 1998 Old Visijet, then a wholly owned subsidiary of SurgiJet, Inc., was spun off from SurgiJet, Inc. In 1998 SurgiJet, Inc. distributed the shares of Old Visijet common stock to its shareholders. Upon the completion of this distribution, SurgiJet, Inc. had no further ownership interest in Old Visijet. Certain operating assets and liabilities were assumed by Old Visijet in connection with this spin-off.

         In December 2002 Old VisiJet entered into a merger agreement with Ponte Nossa Acquisition Corp., a Delaware corporation that had been incorporated as a blank check company in 1997. The agreement called for the merger of the two companies into a single company through the merger of an acquisition subsidiary, VisiJet Acquisition Corporation, into Old VisiJet. The merger was consummated on February 11, 2003, and immediately thereafter, Old VisiJet was merged into Ponte Nossa Acquisition Corp., and the surviving company's name was changed to "VisiJet, Inc."

         Under the terms of the Merger Agreement, 8,600,000 shares of the Company's Common Stock were issued to the shareholders of Old Visijet. Also, 3,528,481 shares of Common Stock, and warrants to purchase an additional 4,528,481 shares of Common Stock, were issued to certain investors for cash concurrently with the consummation of the merger. Since this transaction resulted in the shareholders of Old Visijet acquiring a majority of the outstanding shares of the Company, for financial reporting purposes the business combination was accounted for as a reverse acquisition (i.e. a recapitalization in which Old VisiJet is treated as the acquiror for financial accounting purposes). As a result of the merger, the Company is continuing the business of Old Visijet. Reference is made to the Company's Report on Form 8-K dated February 11, 2003, as amended on April 23, 2003, and the Exhibits thereto.

GOING CONCERN

         The Company has incurred net operating losses since inception, has generated no revenue, and has working capital and shareholders' equity deficits. The Company is likely to incur substantial operating losses as it continues its research and development efforts until such time, if ever, as product sales, royalties, license and other fees can generate sufficient revenue to fund its continuing operations. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing until it is operating at a profitable level. The Company intends to seek additional capital through debt or equity offerings. There can be no assurance that any of these fundings will be consummated in the necessary time frames needed for continuing operations on terms favorable to the Company. If adequate funds are not available in the future, the Company will be required to significantly curtail its operating plans. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RESEARCH AND DEVELOPMENT COSTS

         Research and development costs are charged to expense as incurred. Certain corporate overhead expenses, such as professional fees, salaries, rent and travel are allocated to research and development based on estimates made by management.

STOCK-BASED COMPENSATION

         The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable. The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

DEPRECIATION

         Depreciation of property and equipment is computed using the straight-line method over estimated useful lives ranging from three to five years.

USE OF ESTIMATES

         The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments consist primarily of cash, prepaid expenses, accounts payable, and notes payable. The Company believes the fair value of financial instruments approximate book value as of March 31, 2003.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In December 2002, FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation, Transition and Disclosure" ("SFAS 148"). SFAS 148 amends the disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 also amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company will commence quarterly footnote disclosure of the fair value based method of accounting for stock-based employee compensation beginning at such time that a plan for such compensation is implemented. As the Company has decided not to voluntarily adopt the SFAS 123 fair value method of accounting for stock-based employee compensation, the new transition alternatives of SFAS 148 will not have a material impact on its financial position or results of operations.

NOTE 3 - PROPERTY AND EQUIPMENT

         At March 31, 2003, property and equipment consist of:

           Computer and test equipment                            $    24,076
           Furniture and fixtures                                      16,067
           Trade show equipment                                        47,002
                                                                  ------------
                                                                       87,145
           Less: Accumulated depreciation                             (40,899)
                                                                  ------------
                                                                  $    46,246
                                                                  ============

         Depreciation expense for the quarter ended March 31, 2003 amounted to $3,440, and amounted to $208,761 between inception and March 31, 2003.

NOTE 4 - NOTES PAYABLE

SURGIJET, INC.

         On October 23, 1998, Old Visijet issued a demand promissory note in the amount of $400,000 in favor of SurgiJet, Inc., a company then related through common shareholders. A replacement note was executed on February 11, 2003 to establish payment requirements and to increase the interest rate to 10% per annum. Under the new note, the first payment, in the amount of $30,000 was payable on February 11, 2003, the date of merger with the Company. Thereafter, the note is payable in equal monthly installments of $15,000, including interest on the first of each month until paid in full. At March 31, 2003 the principal on this note was $355,000 as a result of payments made as described above. Interest accrues on the unpaid principal at a variable interest rate based on the prime rate. At March 31, 2003, accrued interest on the note was $2,301.

         The validity of the underlying note, as well as the replacement note, is disputed by VisiJet, which has commenced negotiations with SurgiJet, Inc. on the disposition of the matter.

DENTAJET, INC.

         During 2002, Old Visijet entered into a promissory note for a principal sum of $91,000, plus interest at the rate of 10% per annum with DentaJet Inc., a Nevada corporation ("DentaJet"), then related through common shareholders.

         DentaJet continued to provide funding in 2003 and 2002 of $2,000 and $70,000, respectively, totaling an aggregate loan amount of $163,000. Loan payments were made against this note in 2002 totaling $27,482 leaving an outstanding principal balance at March 31, 2003 of $135,518. Accrued interest on this note totaled $13,131 at March 31, 2003. Pursuant to the merger agreement, the loan is due and payable upon successful completion of an independent audit of Old VisiJet's 2002 financial statements, verifying the amount due. The actual amount due to Dentajet is currently the subject of negotiation with the involved parties.

SHAREHOLDERS

         During 2002, Old Visijet entered into a promissory note with Lance Doherty, a shareholder of Old Visijet, for a principal sum of $19,000, plus interest to accrue at a rate of 10% per annum. Total accrued interest on the note is $2,276 at March 31, 2003. Pursuant to the merger agreement, the loan is due and payable upon successful completion of an independent audit of Old Visijet's 2002 financial statements, verifying the amount due. The actual amount due to Mr. Doherty is currently the subject of negotiation with the involved parties.

FINANCIAL ENTREPRENEURS, INC. ("FEI")

         Pursuant to an agreement entered into in connection with the merger, the Company entered into a note agreement with FEI, a significant shareholder of the Company. The note is due on demand and bears no interest. The total amount due at December 31, 2002 was $345,000. At the time of the merger, FEI converted the promissory note held by it into 378,997 shares of the Company's common stock at a conversion rate of $1.00 per share. There was no beneficial conversion feature on this note.

         FEI also funded certain expenditures of the Company during the acquisition period. The Company entered into a promissory note agreement with FEI on April 14, 2002 for such loan amounts, bearing an interest rate of 7.5% per annum. During the first quarter of 2003, additional funding of $5,290 was received, offset by a payment of $13,450. As of March 31, 2003, the aggregate loan amount was $193,163 and accrued interest was $15,580.

NOTE 5 - COMMITMENTS

OPERATING LEASES

         The Company's primary facility is leased through a property management group. Rent expense was $15,540 for the quarter ended March 31, 2003.

         On April 20, 2003, the Company expanded its facility to include an area in the proximity to the rear of the building, increasing the leased area to approximately 5,127 square feet. The Company plans to move its administrative staff to this area, freeing up space in its existing facility to house R&D and operations. Monthly rent will increase by $2,420, for a total of $7,600 per month. Rent includes amounts for common area charges.

NOTE 6 - SHAREHOLDERS' EQUITY

         On February 11, 2003, as a result of the merger with Old Visijet, 12,128,481 shares of the Company's Common Stock were issued in exchange for all the shares of Old Visijet's Common Stock, including shares of Series A and B Preferred Stock that were converted into Common Stock immediately prior to the merger. In addition, warrants to purchase an additional 4,528,481 shares of common stock were issued to certain investors concurrently with the consummation of the merger.

         Pursuant to an agreement entered into in connection with the merger, FEI converted a promissory note held by it into 378,997 shares of Common Stock at a conversion rate of $1.00 per share. Also, FEI agreed to cancel 7,957,000 shares of the Company's Common Stock owned by it, and the Company issued FEI a five year warrant to purchase 1,500,000 shares of Common Stock at an initial exercise price of $5.00 per share, with the exercise price increasing by $.50 per share each year. Also, pursuant to the same agreement, the Company issued to Laurence M. Schreiber, its Secretary, Treasurer and Chief Operating Officer, a five-year warrant to purchase 25,000 shares of its Common Stock at an exercise price of $3.00 per share, and issued to Thomas F. DiMele, its former President, a five year warrant to purchase 25,000 shares of its Common Stock at an exercise price of $3.00 per share.

         In connection with the merger, 236,000 shares of Common Stock were issued to an individual in lieu of payment of a finder's fee.

         In February, 2003, the Company issued 211,267 shares of common stock to Randal A. Bailey, its President and Chief Executive Officer, and Larry L. Hood, its Chief Engineer, in satisfaction of unpaid salary. See Note 7 below for further details.

         During the quarter ended March 31, 2003 the Company completed private placement offerings with several investors. The private placements raised $722,000, net of offering expenses, and the investors received 601,667 shares of Common Stock and five year warrants to purchase 601,667 shares of Common Stock at varying prices ranging from $2.50 to $3.25 per share, depending on the date of issuance. The number of shares issuable and the exercise price of the warrants may be subject to adjustment to reflect changes in the market price of the Common Stock during the offering period.

NOTE 7 - COMPENSATION AGREEMENTS

         On November 4, 2002, Old Visijet entered into agreements with Randal A. Bailey, its President and Chief Executive Officer, and Larry Hood, its Director of Engineering, to pay for consulting services previously rendered by them. The total amount due related to these agreements at November 4, 2002 was $700,000, and is to be paid as follows: $250,000 is payable over one to two years in installments, at a 3.5% annual interest rate, and the remaining $450,000 was converted into 211,267 shares of Common Stock of the Company, effective on the date of the merger. At March 31, 2003, the balance on these notes was $237,658, including $2,242 of accrued interest. A portion of these notes, $104,167, was also reclassified as long term debt.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation.

         VisiJet, Inc., formerly known as Ponte Nossa Acquisition Corp. (the "Company" or "VisiJet"), is a Delaware corporation originally incorporated as a blank check company on April 21, 1997. It is the result of a merger with VisiJet, Inc., a California corporation ("Old VisiJet"), which was consummated in 2003 Immediately following the merger, Old VisiJet was merged into Ponte Nossa Acquisition Corp., and the surviving company's name was changed to "VisiJet, Inc.".

First Quarter 2003 Compared to First Quarter 2002

         The Company had no sales revenues to report for the quarters ended March 31, 2003 and 2002. The net loss for the first quarter of 2003 was $828,697, compared to $159,762 in the first quarter of 2002. The significantly larger loss in 2003 resulted principally from increased general and administrative and salary expenses associated with operating the Company immediately after the merger, higher legal and consulting expenses incurred in completing the merger, and increased research and development expenses as the Company moved to commercialize its products following the merger.

         General and administrative expenses increased to $676,009 in the first quarter of 2003 from $86,617 in the first quarter of 2002. The increase is due principally to administrative and salary expenses and legal and accounting fees and costs associated with the acquisition and merger with Old VisiJet. The Company resumed regular operations after the merger

         Research and development expenses totaled $104,381 in the first quarter of 2003, compared to $55,391 in the first quarter of 2002. The increase is primarily due to additional research and development activity that had been deferred for lack of funding, but was resumed with the funding available immediately after the merger and associated financing.

Liquidity and capital resources

         The Company funded its operations during the first quarter of 2003 through a series of private placements, which raised $722,000, net of offering expenses, and the remaining funding of an additional $564,000 from certain private venture investors completing their initial round financing of $1,125,000.

         The Company will require additional financing to achieve growth in operations and to bring its products to the marketplace. The Company is in the process of seeking additional capital through the private placement of common stock to accredited investors. The purpose of the offering is to fund continuing research and development, hire additional employees, purchase new equipment, and provide working capital.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

         On February 5, 2003, a claim was filed against the Company by an outside consultant claiming that the consultant is entitled to a commission arising out of the merger between the Company and Old Visijet. The complaint alleges that the plaintiff is entitled to 105,000 shares of the Company's Common Stock. The Company denies the material allegations of the complaint and plans to vigorously contest the action.

Item 2.  Changes in Securities

         During the three months ended March 31, 2003 the Company issued 12,128,481 shares of Common Stock in connection with the merger of old VisiJet. The shares were issued to approximately 150 shareholders of Old VisiJet. The Company believes the issuance was exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 3(a) (10) thereof.

         During the three months ended March 31, 2003, the Company issued 378,997 shares of Common Stock to Financial Entrepreneurs Incorporated upon conversion of a promissory note held by it, at a conversion rate of $1.00 per share. Also, FEI agreed to cancel 7,957,000 shares of the Company's Common Stock owned by it, and the Company issued FEI a five year warrant to purchase 1,500,000 shares of Common Stock at an initial exercise price of $5.00 per share, with the exercise price increasing by $.50 per share each year.

         During the three months ended March 31, 2003, the Company issued to Laurence M. Schreiber, its Secretary, Treasurer and Chief Operating Officer, a five-year warrant to purchase 25,000 shares of its Common Stock at an exercise price of $3.00 per share, and issued to Thomas F. DiMele, its former President, a five year warrant to purchase 25,000 shares of its Common Stock at an exercise price of $3.00 per share.

         During the three months ended March 31, 2003, in connection with the merger with Old VisiJet, the Company issued 236,000 shares of Common Stock to an individual in lieu of payment of a finder's fee.

         During the three months ended March 31, 2003, the Company issued 211,267 shares of common stock to Randal A. Bailey, its President and Chief Executive Officer, and Larry L. Hood, its Chief Engineer, in satisfaction of unpaid salary.

         During the three months ended March 31, 2003 the Company issued 601,667 shares of Common Stock and five year warrants to purchase 601,667 shares of Common Stock, exercisable at varying prices ranging from $2.50 to $3.25 per share, depending on the date of issuance, to a small group of private investors. The number of shares issuable and the exercise price of the warrants may be subject to adjustment to reflect changes in the market price of the Common Stock during the offering period.

         Except for the issuance described in the first paragraph, the Company believes all of the issuances were exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of section 4(2) thereof and Regulation D thereunder.

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters To a Vote of Securities Holders.

         None

Item 5. Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits

         99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Reports on Form 8-K

a) Report on Form 8-K, dated February 11, 2003, filed on February 14, 2003, describing the merger between the Company and Old Visijet.

b)       Amendment No. 1 to Report on Form 8-K filed on April 28, 2003.

                                   Signatures

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                               VisiJet, Inc.,
                                               a Delaware corporation

                                               By: /s/ Laurence Schreiber
                                                   -----------------------------
                                                   Laurence Schreiber, Secretary

Date:  May 20, 2003

                                 CERTIFICATION

      I, Randal A. Bailey, principal executive officer, certify that:

        1. I have reviewed this quarterly report on Form 10-QSB of VisiJet, Inc.;

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

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003                      By: /s/ Randal A. Bailey
                                            ------------------------
                                        Randal A. Bailey, President

                                  CERTIFICATION

      I, Laurence M. Schreiber, principal financial officer, certify that:

        1. I have reviewed this quarterly report on Form 10-QSB of VisiJet, Inc.;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

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

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        d) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the date of the Evaluation Date;

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003                    By: /s/ Laurence M. Schreiber
                                          -----------------------------------
                                      Laurence M. Schreiber, Chief Financial
                                      Officer