Form 10QSB
period 2003-06-30
VISIJET INC
filed 2003-08-15
CIK 1082249

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003


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

                          192 Technology Drive, Suite Q
                            Irvine, California 92618
                    (Address of principal executive offices)

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


      As of August 11, 2003 there were 20,537,745 shares of the registrant's Common Stock outstanding.

                                      INDEX

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheet at June 30, 2003                                        3

         Statements of Operations for the Three Months and Six Months
         ended June 30, 2003 and 2002 and the period February 2, 1996
         (inception) to June 30, 2003                                          4

         Statements of Cash Flows for the Six Months ended June 30,
         2003 and 2002 and the period February 2, 1996 (inception) to
         June 30, 2003                                                         5

         Notes to Financial Statements                                         6

Item 2.  Management's Discussion and Analysis or Plan of Operation            12

Item 3.  Controls and Procedures                                              15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    15

Item 2.  Changes in Securities                                                15

Item 6.  Exhibits and Reports on Form 8-K                                     16

                                       Visijet, Inc.
                         (formerly Ponte Nossa Acquisition Corp.)
                               (A development stage company)
                                       Balance Sheet
                                       June 30, 2003
                                        (Unaudited)

ASSETS

Current assets:
      Cash and cash equivalents                                               $    80,590
      Prepaid expenses                                                             51,821
                                                                              ------------
           Total current assets                                                   132,411

      Property and equipment, net                                                 104,882
                                                                              ------------

           Total assets                                                       $   237,293
                                                                              ============

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
      Accounts payable                                                        $   171,461
      Compensation settlement agreement - current portion                         135,418
      Accrued interest                                                             50,448
      Accrued expenses                                                            130,469
      Royalty payable (see note 4)                                                 90,000
      Notes payable to related parties (see note 4)                               570,790
      Notes payable - current portion (see note 4)                                 79,237
                                                                              ------------
           Total current liabilities                                            1,227,823

      Compensation settlement agreement, net of current portion                    56,246
      Notes payable to related parties, net of current portion (see note 4)       131,891
      Notes payable, net of current portion                                         2,000
                                                                              ------------
           Total liabilities                                                    1,417,960

Shareholders' deficit:
      Common stock, 50,000,000 shares authorized, $.001 par value,
           20,075,245 shares issued and outstanding                                20,075

      Additional paid in capital                                                6,347,036
      Deficit accumulated during development stage                             (7,547,778)
                                                                              ------------
           Shareholders' deficit                                               (1,180,667)
                                                                              ------------
Total liabilities and shareholders' deficit                                   $   237,293
                                                                              ============

        The accompanying notes are an integral part of these financial statements

                                             3

                                                        Visijet, Inc.
                                           (formerly Ponte Nossa Acquisition Corp.)
                                                (A development stage company)
                                                   Statements of Operations
                                                         (Unaudited)

                                                                                                               For the period
                                               Three months    Three months      Six months     Six months     February 2, 1996
                                                   ended           ended           ended           ended       (inception) to
                                               June 30, 2003   June 30, 2002   June 30, 2003   June 30, 2002   June 30, 2003

Interest income                                 $        361    $         --    $        455    $         --    $        455
                                                -----------------------------------------------------------------------------

Operating expenses:
    General and administrative expenses              671,065         177,700       1,374,272         265,478       3,206,404
    Research & development expenses                  214,272         175,644         317,780         229,874       3,919,530
                                                -----------------------------------------------------------------------------
        Total operating expenses                     885,338         353,344       1,692,053         495,352       7,125,935
                                                -----------------------------------------------------------------------------

Loss from operations                                (884,977)       (353,344)     (1,691,598)       (495,352)     (7,125,480)

Other expense:
    Interest expense                                 (17,037)        (22,944)        (39,114)        (40,698)       (347,111)
    Loss on judgment                                                                                                 (21,483)
    Loss on disposal of assets                                                                                       (48,104)
                                                -----------------------------------------------------------------------------
        Total other expense                          (17,037)        (22,944)        (39,114)        (40,698)       (416,698)
                                                -----------------------------------------------------------------------------

Loss before provision for taxes                     (902,014)       (376,288)     (1,730,711)       (536,050)     (7,542,178)
Provision for Income taxes                                                                                             5,600
                                                -----------------------------------------------------------------------------

Net loss                                        $   (902,014)   $   (376,288)   $ (1,730,711)   $   (536,050)   $ (7,547,778)
                                                =============================================================================

Net loss per common share - basic and diluted         (0.046)   $      (0.02)         (0.089)   $      (0.03)

Basic and diluted weighted average                19,533,294      15,429,485      19,533,294      15,429,485
number of common shares outstanding


                          The accompanying notes are an integral part of these financial statements

                                                              4

                                                    Visijet, Inc.
                                      (formerly Ponte Nossa Acquisition Corp.)
                                            (A development stage company)
                                              Statements of Cash Flows
                                                     (Unaudited)

                                                                                                      For the period
                                                                     Six months        Six months    February 2, 1996
                                                                        ended            ended        (inception) to
                                                                    June 30, 2003    June 30, 2002     June 30, 2003
Cash flows from operating activities
   Net loss                                                          $(1,730,711)     $  (536,050)     $(7,547,778)
Adjustment to reconcile net loss to net
cash used by operating activities:
Depreciation                                                               7,995           14,431          213,316
Interest converted to equity                                              33,997               --           33,997
Loss from disposal of fixed assets                                            --            9,813           48,104
Common stock issued for finders fees                                      75,000               --          177,357
Changes in assets and liabilities:                                            --               --
   Prepaid expenses                                                      (41,436)              --          (41,436)
   Accounts payable and other accrued expenses                           (85,910)          (6,869)         171,410
   Income taxes payable                                                       --               --              800
   Notes payable                                                          78,000               --           78,000
   Compensation settlement agreement                                     (56,336)         (88,024)         643,664
   Royalties payable                                                      30,000               --           90,000
   Accrued judgment                                                           --               --          129,669
   Accrued interest                                                       39,114         (106,665)         199,951
                                                                     ----------------------------------------------
Net cash used by operating activities                                 (1,650,287)        (713,364)      (5,802,946)
                                                                     ----------------------------------------------

Cash flows from investing activities
   Acquisition of property and equipment                                 (67,104)              --         (387,944)
                                                                     ----------------------------------------------
Net cash used in investing activities                                    (67,104)              --         (387,944)
                                                                     ----------------------------------------------

Cash flows from financing activities
   Advance from related party                                            128,009          256,346        1,719,306
   Repayment of advances from related parties                            (71,988)              --          (99,470)
   Proceeds from issuance of common stock, net                         1,741,000          491,944        2,193,556
   Proceeds from issuance and conversion of preferred stock, net              --               --        2,458,088
                                                                     ----------------------------------------------
Net cash provided by financing activities                              1,797,021          748,290        6,271,480
                                                                     ----------------------------------------------

Net increase in cash                                                      79,630           34,926           80,590

Cash, beginning of period                                                    960               --               --
                                                                     ----------------------------------------------
Cash, end of period                                                  $    80,590      $    34,926      $    80,590
                                                                     ==============================================

Supplemental disclosures of cash flow information
Conversion of Debt to Equity                                           1,398,677
Conversion of Series A preferred stock to common stock                   550,000
Conversion of Series B preferred stock to common stock                 1,908,088
Conversion of accrued interest on debt to equity                         139,955
Fair value of net liabilities assumed at date of reverse merger          189,458

                     The accompanying notes are an integral part of these financial statements

                                                          5

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

BASIS OF PRESENTATION

The accompanying financial statements are unaudited and do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary to present fairly VisiJet, Inc.'s ("the Company") financial position and results of operations, have been included. These interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. Results for interim periods are not necessarily indicative of trends or of results for a full year.

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

         In 1998, Old VisiJet, then a wholly owned subsidiary of SurgiJet, Inc. was spun off from SurgiJet, Inc. and SurgiJet, Inc. distributed the shares of Old Visijet common stock to its shareholders. Upon the completion of this distribution, SurgiJet, Inc. had no further ownership interest in Old Visijet. Certain operating assets and liabilities were assumed by Old Visijet in connection with this spin-off.

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

         The amounts reflected in the statement of operations and statement of cash flows for the period ended June 30, 2003 have been restated to account for the merger transactions between Ponte Nossa and VisiJet, Inc. that occurred on February 11, 2003, as a reverse acquisition. The restated amounts, accounting for the transaction as a reverse merger, reflect the operations and cash flows of Old VisiJet and those of Ponte Nossa as if the acquisition had occurred during the first business day of the operating period reported.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments consist primarily of cash, prepaid expenses, accounts payable, and notes payable. The Company believes the fair value of financial instruments approximate book value as of June 30, 2003.

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


NOTE 3 - PROPERTY AND EQUIPMENT

         At June 30, 2003, property and equipment consist of:

           Computer and test equipment                            $    47,651
           Furniture and fixtures                                      48,744
           Trade show equipment                                        47,002
              Assets under construction                                 6,938
                                                                  ------------
                                                                      150,335
           Less: Accumulated depreciation                             (45,453)
                                                                  ------------
                                                                  $   104,882
                                                                  ============

         Depreciation expense for the six months ended June 30, 2003 amounted to $7,995 and amounted to $213,316 between inception and June 30, 2003. Assets under construction are comprised of tooling equipment for Hydrokeratome production.


NOTE 4 - NOTES PAYABLE

OTHER

         Three individuals who performed services for the Company accepted promissory notes for those services. As of June 30, 2003, the aggregate principal amount outstanding for these notes was $79,237 net of long term portion of $2,000. Accrued interest on these notes totaled $1,463 at June 30, 2003.

ROYALTY PAYABLE

         During October 1998, the Company entered into certain Trademark, Technology and Patent License Agreements with SurgiJet, Inc. for the exclusive rights to pursue development, regulatory approval, and manufacture of waterjet technologies in the ocular filed. These agreements require minimum payments of $60,000 and royalties earned on Net Sales as follows: 7% of the Net Sales until such time as cumulative Net Sales have equaled $400 million over the term of this Agreement and 5% of Net Sales thereafter, all for such period of time equal to the duration of the license contemplated under this Agreement. All Running Royalties shall be paid by the Company on or before 45 days after March 31st, June 30th, September 30th and December 31st of each calendar.

         The Company incurred $60,000 in royalty expenses for the year ended December 31, 2002 and has accrued $30,000 as of June 30, 2003.

SHAREHOLDERS

         During 2002, Old Visijet entered into a promissory note with Lance Doherty, a shareholder of Old Visijet, for a principal sum of $19,000, plus interest to accrue at a rate of 10% per annum. Total accrued interest on the note is $2,807 at June 30, 2003. Pursuant to the merger agreement, the loan is due and payable upon successful completion of an independent audit of Old Visijet's 2002 financial statements, verifying the amount due. The actual amount due to Mr. Doherty is currently the subject of negotiation with the involved parties.

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

         FEI also funded certain expenditures of the Company during the acquisition period. The Company entered into a promissory note agreement with FEI on April 14, 2002 for such loan amounts, bearing an interest rate of 7.5% per annum. During the first quarter of 2003, additional funding of $5,290 was received, offset by a payment of $13,450. As of June 30, 2003, the aggregate loan amount was $193,163 and accrued interest was $19,393.

SURGIJET, INC.

         On October 23, 1998, Old Visijet issued a demand promissory note in the amount of $400,000 in favor of SurgiJet, Inc., a company then related through common shareholders. A replacement note was executed on February 11, 2003 to establish payment requirements and to increase the interest rate to 10% per annum. Under the new note, the first payment, in the amount of $30,000 was payable on February 11, 2003, the date of merger with the Company. Thereafter, the note is payable in equal monthly installments of $15,000, including interest on the first of each month until paid in full. At June 30, 2003 the principal on this note was $355,000 as a result of payments made as described above. Interest accrues on the unpaid principal at a variable interest rate based on the prime rate. At June 30, 2003, accrued interest on the note was $6,314.

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

         DentaJet continued to provide funding in 2003 and 2002 of $2,000 and $70,000, respectively, totaling an aggregate loan amount of $163,000. Loan payments were made against this note in 2002 totaling $27,482 leaving an outstanding principal balance at June 30, 2003 of $135,518. Accrued interest on this note totaled $16,869 at June 30, 2003. Pursuant to the merger agreement, the loan is due and payable upon successful completion of an independent audit of Old VisiJet's 2002 financial statements, verifying the amount due. The actual amount due to Dentajet is currently the subject of negotiation with the involved parties.


NOTE 5 - COMMITMENTS

OPERATING LEASES

         The Company's primary facility is leased through a property management group. Rent expense was $36,786 for the quarter ended June 30, 2003.

         On April 20, 2003, the Company expanded its facility to include an area in the proximity to the rear of the building, increasing the leased area to approximately 5,127 square feet. The Company moved its administrative staff to this area, freeing up space in its existing facility to house R&D and operations. Monthly rent increased by $2,420, for a total of $7,600 per month. Rent amounts include common area charges.

         On May 12, 2003 the Company entered into a 5 year lease agreement for a copy machine with monthly payments of $264.

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

         In February 2003, the Company issued 211,267 shares of common stock to Randal A. Bailey, its President and Chief Executive Officer, and Larry L. Hood, its Chief Engineer, in satisfaction of unpaid salary. See Note 7 below for further details.

         During the quarter ended March 31, 2003, and prior to the merger, the Company completed private placement offerings with several investors netting $270,000 for 270,000 shares of common stock and five year warrants to purchase 270,000 shares of common stock at an exercise price of $2.50 per share. Post-merger, private placements by the Company raised $1,016,000 net of offering expenses and the investors received 2,104,511 shares of common stock and five year warrants to purchase 2,104,511 shares of common stock at varying prices ranging from $2.50 to $3.25 per share depending upon date of issuance. The number of shares issuable and the exercise price of the warrants may be subject to adjustment to reflect changes in the market price of the common stock during the offering period.

         During the quarter ended June 30, 2003 the Company completed private placement offerings with several investors. The private placements raised $725,000 net of offering expenses, and the investors received 758,333 shares of common stock and five year warrants to purchase 758,333 shares of common stock at varying prices ranging from $2.25 to $3.25 per share, depending upon date of issuance. The number of shares issuable and the exercise price of the warrants may be subject to adjustment to reflect changes in the market price of the common stock during the offering period.

         On June 1, 2003, the Company adjusted prior private placements that were placed at rates higher than $1.00 per share for common stock and greater than $2.25 per warrant based on the average market price preceding those placements. This adjustment affected seven investors, resulting in an additional 182,500 shares purchased through private placements during 2003 and an additional 182,500 warrants priced at $2.25. If this change had occurred during the quarter ended March 31, 2003, the basic and diluted weighted average shares would have increased to 14,236,714 from 14,171,631 or an increase of 65,083 shares. This change in stock ownership did not materially impact the earnings per share for first quarter 2003.

         For the six months ended June 30, 2003, private placements raised $1,741,000 net of offering expenses which included $564,000 provided by private venture capital investors. The investors received 2,858,987 shares of common stock and five year warrants to purchase 2,858,987 shares of common stock at varying prices ranging from $2.25 to $2.50 per share depending upon date of issuance. The number of shares issuable and the exercise price of the warrants may be subject to adjustment to reflect changes in the market price of the common stock during the offering period.

NOTE 7 - COMPENSATION SETTLEMENT AGREEMENTS

         On November 4, 2002, Old Visijet entered into agreements with Randal A. Bailey, its President and Chief Executive Officer, and Larry Hood, its Director of Engineering, to pay for consulting services previously rendered by them. The total amount due related to these agreements at November 4, 2002 was $700,000, and is to be paid as follows: $250,000 is payable over one to two years in installments, at a 3.5% annual interest rate, and the remaining $450,000 was converted into 211,267 shares of common stock of the Company, effective on the date of the merger. At June 30, 2003, the balance on these notes was $191,664, including $3,602 of accrued interest. A portion of these notes, $56,246, is classified as long-term debt.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation.

         VisiJet, Inc., formerly known as Ponte Nossa Acquisition Corp. (the "Company" or "VisiJet"), is a Delaware corporation originally incorporated as a blank check company on April 21, 1997. It is the result of a merger with VisiJet, Inc., a California corporation ("Old VisiJet"), which was consummated in 2003. Immediately following the merger, Old VisiJet was merged into Ponte Nossa Acquisition Corp., and the surviving company's name was changed to "VisiJet, Inc.". The Company resumed regular operations after the merger.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

         The Company had no sales revenues to report for the quarters ended June 30, 2003 and 2002. The net loss for the second quarter of 2003 was $902,014, compared to $376,288 in the second quarter of 2002. The significantly larger loss in 2003 resulted principally from higher than expected legal and consulting expenses incurred in completing the merger, increased general and administrative expense and salaries, and research and development expenses as the Company moved to commercialize its products following the merger.

         General and administrative expenses increased to $671,065 in the second quarter of 2003 from $177,700 in the second quarter of 2002. The increase is due principally to administrative and salary expenses, legal and accounting fees, and other costs associated with the acquisition and merger with Old VisiJet.

         Research and development expenses totaled $214,272 in the second quarter of 2003, compared to $175,644 in the second quarter of 2002. The increase is primarily due to additional research and development activity that had been deferred for lack of funding, but has resumed with the funding available immediately after the merger and associated financing.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

         The Company had no sales revenues to report for the six months ended June 30, 2003 and 2002. The net loss for the first half of 2003 was $1,730,711, compared to $536,050 in the first half of 2002. The significantly larger loss in 2003 resulted principally from increased general and administrative and salary expenses associated with operating the Company immediately after the merger, higher legal and consulting expenses incurred in completing the merger, and increased research and development expenses as the Company moves to commercialize its products following the merger.

         General and administrative expenses increased to $1,374,272 for the six months ending June 30, 2003 from $265,478 for the same period in 2002. The increase is due principally to administrative and salary expenses, legal and accounting fees, and costs associated with the acquisition and merger with Old VisiJet.

         Research and development expenses totaled $317,780 in the second quarter of 2003, compared to $229,874 for the same period last year. The increase is primarily due to additional research and development activity that had been deferred for lack of funding, but has resumed with the funding available immediately after the merger and associated financing.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2003, the Company had cash and cash equivalents of $80,590. The principal source of liquidity has been sales of securities. Management anticipates that additional capital will be required to finance the Company's operations. The Company funded its operations during the first six months of 2003 through a series of private placements, which raised $1,447,000, net of offering expenses. Additional funding was provided by private venture capital investors of $564,000 completing their initial round of financing of $1,125,000.

         The Company funded its operations during the second quarter of 2003 through a series of private placements, raising $725,000, net of offering expenses.

         The Company believes that available proceeds from private placements, plus possible cash flow from the sale of products later in the year, will be sufficient to finance the Company's operations. However, the Company has no other commitments for financing, and there can be no assurance that such financing will be available or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. Also, the Company may not be able to generate revenues from operations during the next quarter.

         As of June 30, 2003, the Company had an accumulated deficit of $7,547,778. It can be expected that the future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which the Company cannot control.

PLAN OF OPERATION

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

Over the next two years, the Company plans to conduct the following product research and development activities:

         1).      HydroKeratome
                  - a corneal cutting device that produces a bladeless flap cut for the LASIK procedure resulting in a safer more accuratecut.

         2).      Pulsatome
                  - an emulsification device for the quick and safe removal of a full range of cataract hardnesses, with a lower cost per procedure and requiring minimal technical expertise.

         3).      HydroRefractor
                  - a potential replacement for the excimer laser, to produce lamellar flaps and "power cuts" for vision correction using waterjet technology.

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

Technological Change

         If the Company fails to keep pace with technological advances in our industry or if we pursue technologies that do not become commercially acceptable, it could result in the need to change the focus of our research and development and product strategies and could disrupt our business.

Item 3. Controls and Procedures.

         Under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on this evaluation, our Chief Executive Officer and the Principal Accounting Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports under the Exchange Act are processed and reported within the time periods specified by law. The design of any such system of controls is based in part on assumptions about the likelihood of future events, and there can be no assurance that any such system of controls will succeed in all circumstances.

         Other than as described above, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

         On February 5, 2003, an action was filed against the Company by an individual claiming entitlement to a finder's fee arising out of the merger between the Company and Old Visijet. The complaint alleges that the plaintiff is entitled to 105,000 shares of the Company's common stock. The Company denies the material allegations of the complaint and plans to vigorously contest the action.

         On May 13, 2003, the Company was named as a defendant in a breach of contract claim from an outside consultant for accounting services performed for the Company through February 2003 totaling $43,500 plus interest. The Company denies the allegations of the complaint and plans to vigorously contest the action.

Item 2.  Changes in Securities

         During the three months ended June 30, 2003 the Company completed private placement offerings with several investors. The private placements raised $725,000, net of offering expenses, and the investors received 758,333 shares of common stock and five year warrants to purchase 758,333 shares of common stock at varying prices ranging from $2.25 to $3.25 per share, depending upon date of issuance. The number of shares issuable and the exercise price of the warrants may be subject to adjustment to reflect changes in the market price of the common stock during the offering period.

         On June 1, 2003, the Company adjusted prior private placements that were completed at rates higher than $1.00 per share for Common Stock, and greater than $2.25 per warrant, based on the average market price preceding those placements. This adjustment affected seven investors, causing the issuance of an additional 182,500 shares purchased through private placements during 2003 and an additional 182,500 warrants priced at $2.25. If this change had occurred during the quarter ended March 31, 2003, the basic and diluted weighted average shares would have increased to 14,236,714 from 14,171,631 or an increase of 65,083 shares. This change in stock ownership did not materially impact the earnings per share for first quarter 2003.

         The Company believes all of the issuances were exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of section 4(2) thereof and Regulation D thereunder.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits

         3.1      Restated Certificate of Incorporation of Registrant

         10.2     Amendment to Patent License Agreement, dated November 6, 2002

         10.4     Amendment to Technology License Agreement, dated November 6,
                  2002

         10.6     Amendment to Trademark License Agreement, dated November 6,
                  2002

         31.1 Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certificate of Treasurer (principal financial officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certificate of Treasurer (principal financial officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K

                  (i) Amendment No. 1 to Report on Form 8-K dated February 11, 2003, filed on April 28, 2003.



                                   Signatures

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              VisiJet, Inc.,
                                              a Delaware corporation

                                              By: /s/ Laurence Schreiber
                                                  -----------------------------
                                              Laurence Schreiber, Secretary,
                                              Treasurer, Chief Operating Officer

Date:  August 14 , 2003