Form 10QSB
period 2003-09-30
VISIJET INC
filed 2003-11-14
CIK 1082249

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2003


                                 VisiJet, Inc.

             (Exact name of small business issuer as specified in its charter)

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



      As of November 10, 2003 there were 21,588,745 shares of the registrant's Common Stock outstanding.

                                      INDEX

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                      3

Balance Sheet at September 30, 2003                                           3

Statements of Operations for the Three Months and Nine
Months ended September 30, 2003 and 2002 and the period
February 2, 1996 (inception) to September 30, 2003                            4

Statements of Cash Flows for the Nine Months ended
September 30, 2003 and 2002 and the period February 2, 1996
(inception) to September 30, 2003                                             5

Notes to Financial Statements                                                 6

Item 2.  Management's Discussion and Analysis or Plan of Operation           12

Item 3.  Controls and Procedures                                             15

Item 4.  Defaults Upon Senior Securities                                     15

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                   16

Item 2.  Changes in Securities                                               17

Item 5.  Other Information                                                   17

Item 6.  Exhibits and Reports on Form 8-K                                    17

                                        Visijet, Inc.
                          (formerly Ponte Nossa Acquisition Corp.)
                                (A development stage company)
                                        Balance Sheet
                                     September 30, 2003
                                         (Unaudited)

ASSETS

Current assets:
      Cash and cash equivalents                                                 $   119,904
      Prepaid expenses                                                              104,667

                                                                                ------------
          Total current assets                                                      224,571

      Property and equipment, net                                                    98,885
                                                                                ------------

          Total assets                                                          $   323,456
                                                                                ============

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
      Accounts payable                                                          $   725,239
      Compensation settlement agreement - current portion                           111,043
      Accrued interest                                                              106,043
      Accrued expenses                                                              130,469
      Royalty payable (see note 4)                                                   45,000
      Notes payable to related parties (see note 4)                                 617,265
      Notes payable - current portion (see note 4)                                   37,061
                                                                                ------------
          Total current liabilities                                               1,772,120

      Compensation settlement agreement, net of current portion                      36,872
      Notes payable to related parties, net of current portion (see note 4)          88,384
                                                                                ------------
          Total liabilities                                                       1,897,376
                                                                                ------------

Shareholders' deficit:
      Common stock, 50,000,000 shares authorized, $.001 par value,
          21,087,670 shares issued and outstanding                                   21,088

      Additional paid in capital                                                  7,108,148
      Deficit accumulated during development stage                               (8,703,156)

                                                                                ------------
          Shareholders' deficit                                                  (1,573,920)

                                                                                ------------
Total liabilities and shareholders' deficit                                     $   323,456
                                                                                ============

         The accompanying notes are an integral part of these financial statements

                                             3

                                                            Visijet, Inc.
                                              (formerly Ponte Nossa Acquisition Corp.)
                                                    (A development stage company)
                                                      Statements of Operations
                                                             (Unaudited)

                                                                                                                     For the period
                                                   Three months     Three months      Nine months      Nine months  February 2, 1996
                                                       ended            ended            ended            ended      (inception) to
                                                   Sept 30, 2003    Sept 30, 2002    Sept 30, 2003    Sept 30, 2002   Sept 30, 2003

Interest income                                    $         --     $         --     $        455     $         --     $        455
                                                   ---------------------------------------------------------------------------------

Operating expenses:
    General and administrative expenses                 680,639          186,551        2,054,912          452,029        3,887,044
    Research & development expenses                     559,098           67,022          876,878          296,896        4,478,628

                                                   ---------------------------------------------------------------------------------
        Total operating expenses                      1,239,737          253,573        2,931,790          748,925        8,365,672
                                                   ---------------------------------------------------------------------------------

Loss from operations                                 (1,239,737)        (253,573)      (2,931,335)        (748,925)      (8,365,217)

Other expense:
    Interest expense                                     (5,944)         (21,940)         (45,058)         (62,638)        (353,055)
    Gain on Debt Restructure                             90,303               --           90,303               --           90,303
    Loss on judgment                                         --               --               --               --          (21,483)
    Loss on disposal of assets                               --               --               --               --          (48,104)
                                                   ---------------------------------------------------------------------------------
        Total other expense                              84,359          (21,940)          45,245          (62,638)        (332,339)
                                                   ---------------------------------------------------------------------------------

Loss before provision for taxes                      (1,155,378)        (275,513)      (2,886,090)        (811,563)      (8,697,556)
Provision for Income taxes                                   --               --               --               --            5,600

                                                   ---------------------------------------------------------------------------------
Net loss                                           $ (1,155,378)    $   (275,513)    $ (2,886,090)    $   (811,563)    $ (8,703,156)
                                                   =================================================================================

Net loss per common share - basic and diluted            (0.056)    $      (0.02)          (0.154)    $      (0.05)

Basic and diluted weighted average                   20,468,856       15,900,691       18,707,993       15,900,691
number of common shares outstanding

                             The accompanying notes are an integral part of these financial statements

                                                                 4

                                           Visijet, Inc.
                              (formerly Ponte Nossa Acquisition Corp.)
                                   (A development stage company)
                                      Statements of Cash Flows
                                            (Unaudited)

                                                                                      For the period
                                                                      Nine months    February 2, 1996
                                                                         ended        (inception) to
                                                                     September 30,     September 30,
                                                                         2003              2003
Cash flows from operating activities
    Net loss                                                          $(2,886,090)     $(8,703,156)
Adjustment to reconcile net loss to net
cash used by operating activities:
Depreciation                                                               13,992          219,313
Loss from disposal of fixed assets                                             --           48,104
Common stock issued for finders fees                                        1,201          103,558
    Gain from Debt Restructure                                            (90,303)         (90,303)
Changes in assets and liabilities:                                             --
    Prepaid expenses                                                     (104,667)        (104,667)
    Accounts payable and other accrued expenses                           528,254          725,239
    Income taxes payable                                                       --              800
    Compensation settlement agreement                                    (102,085)         147,915
    Royalties payable                                                     (15,000)          45,000
    Accrued judgment                                                           --          129,669
    Accrued interest                                                       36,922          197,759
                                                                      -----------------------------
Net cash used by operating activities                                  (2,617,776)      (7,280,769)
                                                                      -----------------------------

Cash flows from investing activities
    Acquisition of property and equipment                                 (65,434)        (387,944)

                                                                      -----------------------------
Net cash used in investing activities                                     (65,434)        (387,944)
                                                                      -----------------------------

Cash flows from financing activities
    Advance from related party                                            231,725        1,823,022
    Repayment of advances from related parties                           (166,156)        (193,638)
    Proceeds from issuance of common stock, net                         2,641,881        3,606,442
    Proceeds from issuance and conversion of preferred stock, net              --        2,458,088
    Cash acquired in reverse merger                                        30,693           30,693
    Interest converted to equity                                           33,997           33,997
    Merger adjustments to notes payable                                    30,013           30,013

                                                                      -----------------------------
Net cash provided by financing activities                               2,802,153        7,788,617
                                                                      -----------------------------

Net increase in cash                                                      118,944          119,904

Cash, beginning of period                                                     960               --

                                                                      -----------------------------
Cash, end of period                                                   $   119,904      $   119,904
                                                                      =============================

Supplemental disclosures of cash flow information
Conversion of Debt to Equity                                            1,398,677
Conversion of Series A preferred stock to common stock                    550,000
Conversion of Series B preferred stock to common stock                  1,908,088
Fair value of net liabilities assumed at date of reverse merger           189,458

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

         The amounts reflected in the statement of operations and statement of cash flows for the period ended September 30, 2003 have been restated to account for the merger transactions between Ponte Nossa and VisiJet, Inc. that occurred on February 11, 2003, as a reverse acquisition. The restated amounts, accounting for the transaction as a reverse merger, reflect the operations and cash flows of Old VisiJet and those of Ponte Nossa as if the acquisition had occurred during the first business day of the operating period reported.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments consist primarily of cash, prepaid expenses, accounts payable, and notes payable. The Company believes the fair value of financial instruments approximate book value as of September 30, 2003.

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

NOTE 3 - PROPERTY AND EQUIPMENT

         At September 30, 2003, property and equipment consist of:

           Computer and test equipment                            $    47,651
           Furniture and fixtures                                      48,744
           Trade show equipment                                        47,002
           Assets under construction                                    6,938
                                                                  ------------
                                                                      150,335
           Less: Accumulated depreciation                             (51,450)
                                                                  ------------
                                                                  $    98,885
                                                                  ============

         Depreciation expense for the nine months ended September 30, 2003 amounted to $13,992 and amounted to $219,313 between inception and September 30, 2003. Assets under construction are comprised of tooling equipment for Hydrokeratome production.

NOTE 4 - NOTES PAYABLE

OTHER

         Three individuals who performed services for the Company accepted promissory notes for those services. As of September 30, 2003, the aggregate principal amount outstanding for these notes was $37,061. Accrued interest on these notes totaled $1,712 at September 30, 2003.

ROYALTY PAYABLE

         During October 1998, the Company entered into certain Trademark, Technology and Patent License Agreements with SurgiJet, Inc. for the exclusive rights to pursue development, regulatory approval, and manufacture of waterjet technologies in the ocular filed. These agreements require minimum payments of $60,000 and royalties earned on Net Sales as follows: 7% of the Net Sales until such time as cumulative Net Sales have equaled $400 million over the term of this Agreement and 5% of Net Sales thereafter, all for such period of time equal to the duration of the license contemplated under this Agreement. All Running Royalties shall be paid by the Company on or before 45 days after March 31st, June 30th, September 30th and December 31st of each calendar year.

         The Company incurred $60,000 in royalty expenses for the year ended December 31, 2002 and has accrued $45,000 as of September 30, 2003.

SHAREHOLDERS

         During 2002, Old Visijet entered into a promissory note with Lance Doherty, a shareholder of Old Visijet, for a principal sum of $19,000, plus interest to accrue at a rate of 10% per annum. Total accrued interest on the note is $5,253 at September 30, 2003. Pursuant to the merger agreement, the loan is due and payable upon successful completion of an independent audit of Old VisiJet's 2002 financial statements, verifying the amount due. The actual amount due to Mr. Doherty is currently the subject of negotiation with the involved parties.

         In addition, the Company recorded as a liability certain expenses paid by Rex Doherty in the amount of $2,967 plus interest accrued at a rate of 10% per annum. Total accrued interest as of September 30, 2003 was $218. The actual amount due to Mr. Doherty is currently the subject of negotiation with the involved parties.

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

         FEI also funded certain expenditures of the Company prior to the acquisition period. The Company entered into a promissory note agreement with FEI on April 14, 2002 for such loan amounts, bearing an interest rate of 7.5% per annum. As of September 30, 2003, the aggregate loan amount was $193,163 and accrued interest was $23,365.

SURGIJET, INC.

         On October 23, 1998, Old Visijet issued a demand promissory note in the amount of $400,000 in favor of SurgiJet, Inc., a company then related through common shareholders. Interest accrued on the unpaid principal at a variable interest rate based on the prime rate totaling $139,955 on February 11, 2003. A replacement note was executed on February 11, 2003 to establish payment requirements and to increase the interest rate to 10% per annum. Under the new note, both the payment schedule and interest rate were modified which resulted in $449,652 of combined debt and interest payable. The first payment of $30,000 was due on February 11, 2003 with equal monthly installments of %15,000, including interest on the first of each month, until paid in full. As a result of the modifications from the replacement note, the Company recorded a $90,303 gain on the difference between the total interest expense on the new note of $49,652 and the total accrued interest of $139,955 from the old note. The Company will continue to amortize the remaining $49,652 of accrued interest expense as payments are made on the note. At September 30, 2003 the principal on this note was $355,000 as a result of payments made as described above. A portion of these notes, $88,384, is classified as long-term debt.

         The validity of the underlying note, as well as the replacement note, is disputed by the Company, which has commenced negotiations with SurgiJet, Inc. on the disposition of the matter.

DENTAJET, INC.

         During 2002, Old Visijet entered into a promissory note for a principal sum of $91,000, plus interest at the rate of 10% per annum with DentaJet Inc., a Nevada corporation ("DentaJet"), then related through common shareholders.

         DentaJet continued to provide funding in 2003 and 2002 of $2,000 and $70,000, respectively, totaling an aggregate loan amount of $163,000. Loan payments were made against this note in 2002 totaling $27,482 leaving an outstanding principal balance at September 30, 2003 of $135,518. Accrued interest on this note totaled $20,710 at September 30, 2003. Pursuant to the merger agreement, the loan is due and payable upon successful completion of an independent audit of Old VisiJet's 2002 financial statements, verifying the amount due. The actual amount due to DentaJet is currently the subject of negotiation with the involved parties.

NOTE 5 - COMMITMENTS

OPERATING LEASES

         The Company's primary facility is leased through a property management group. Rent expense was $59,597 for the nine months ended September 30, 2003.

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

         Pursuant to an agreement entered into in connection with the merger, FEI converted a promissory note held by it into 378,997 shares of common stock at a conversion rate of $1.00 per share. Also, FEI agreed to cancel 7,957,000 shares of the Company's common stock owned by it, and the Company issued FEI a five year warrant to purchase 1,500,000 shares of common stock at an initial exercise price of $5.00 per share. Also, pursuant to the same agreement, the Company issued to Laurence M. Schreiber, its Secretary, Treasurer and Chief Operating Officer, a five-year warrant to purchase 25,000 shares of its common stock at an exercise price of $3.00 per share, and issued to Thomas F. DiMele, its former President, a five year warrant to purchase 25,000 shares of its common stock at an exercise price of $3.00 per share.

         In February 2003, the Company issued 211,267 shares of common stock to Randal A. Bailey, its President and Chief Executive Officer, and Larry L. Hood, its Chief Engineer, in satisfaction of unpaid salary. See Note 7 below for further details.

         During the post-merger period of the quarter ending March 31, 2003, private placements by the Company raised $1,016,000 net of offering expenses and the investors received 2,104,511 shares of common stock and five year warrants to purchase 2,104,511 shares of common stock at varying prices ranging from $2.50 to $3.25 per share depending upon date of issuance. The number of shares issuable and the exercise price of the warrants may be subject to adjustment to reflect changes in the market price of the common stock during the offering period.

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

         During the quarter ended September 30, 2003, the Company completed private placement offerings with several investors netting $900,880 for 932,500 shares of common stock and five year warrants to purchase 932,500 shares of common stock at an exercise price of $2.25 per share. The number of shares issuable and the exercise price of the warrants may be subject to adjustment to reflect changes in the market price of the common stock during the offering period.

         For the nine months ended September 30, 2003, private placements raised $2,641,881 net of offering expenses, which includes $564,000 provided by private venture capital investors completing their initial round of financing of $1,125,000. The private placements received 2,205,000 shares of common stock and five year warrants to purchase 2,205,000 shares of common stock at an exercise price of $2.25. The investors received 3,528,480 shares of common stock and five year warrants to purchase 4,528,480 shares of common stock at an exercise price $1.00 per share increasing by $0.50 per year. The number of shares issuable and the exercise price of the warrants may be subject to adjustment to reflect changes in the market price of the common stock during the offering period.

NOTE 7 - COMPENSATION SETTLEMENT AGREEMENTS

         On November 4, 2002, Old Visijet entered into agreements with Randal A. Bailey, its President and Chief Executive Officer, and Larry Hood, its Director of Engineering, to pay for consulting services previously rendered by them. The total amount due related to these agreements at November 4, 2002 was $700,000, and is to be paid as follows: $250,000 is payable over one to two years in installments, at a 3.5% annual interest rate, and the remaining $450,000 was converted into 211,267 shares of common stock of the Company, effective on the date of the merger. At September 30, 2003, the balance on these notes was $147,915, including $5,132 of accrued interest. A portion of these notes, $36,872, is classified as long-term debt.

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

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

         The Company had no sales revenues to report for the quarters ended September 30, 2003 and 2002. The net loss for the second quarter of 2003 was $1,155,378, compared to $275,513 in the third quarter of 2002. The significantly larger loss in 2003 resulted principally from higher than expected legal and consulting expenses incurred in completing the merger, increased general and administrative expense and salaries, and research and development expenses as the Company moves to commercialize its products following the merger.

         General and administrative expenses increased to $680,639 in the third quarter of 2003 from $186,551 in the third quarter of 2002. The increase is due principally to administrative and salary expenses, legal and accounting fees, and other costs associated with the acquisition and merger with Old VisiJet.

         Research and development expenses totaled $559,098 in the third quarter of 2003, compared to $67,022 in the third quarter of 2002. The increase is primarily due to additional research and development activity that had been deferred for lack of funding, but has resumed with the funding available immediately after the merger and associated financing.

         The Company reported a gain on Debt Restructure of $90,303 as a result of the modification of terms for the interest on the old SurgiJet note. The accrued interest on the old note at February 11, 2003 was $139,955. As a result of the replacement note, the Company recorded a $90,303 gain on the difference between total interest expense of $49,652 on the new note and total accrued interest of $139,955 from the old note. The Company will continue to amortize the remaining $49,652 of the accrued expense as the note is paid down according to the new terms.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

         The Company had no sales revenues to report for the nine months ended September 30, 2003 and 2002. The net loss year to date for 2003 was $2,886,090 compared to $811,563 during the same period for 2002. The significantly larger loss in 2003 resulted principally from increased general and administrative and salary expenses associated with operating the Company immediately after the merger, higher legal and consulting expenses incurred in completing the merger, and increased research and development expenses as the Company moves to commercialize its products following the merger.

         General and administrative expenses increased to $2,054,912 for the nine months of 2003 compared to $452,029 during the same period for 2002. The increase is due principally to administrative and salary expenses, legal and accounting fees, and costs associated with the acquisition and merger with Old VisiJet.

         Research and development expenses totaled $876,878 for the first nine months of 2003, compared to $296,896 for the same period last year. The increase is primarily due to additional research and development activity that had been deferred for lack of funding, but has resumed with the funding available immediately after the merger and associated financing.

         The Company reported other revenue from Debt Restructure of $90,303 as described above in the three months results.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2003, the Company had cash and cash equivalents of $119,904. The principal source of liquidity has been sales of securities. Management anticipates that additional capital will be required to finance the Company's operations. The Company funded its operations during the nine months of 2003 through a series of private placement raising $2,641,881 net of offering expenses, which includes $564,000 provided by private venture capital investors completing their initial round of financing of $1,125,000.

         The Company funded its operations during the third quarter of 2003 through a series of private placements, raising $900,880, net of offering expenses.

         The Company believes that available proceeds from private placements, will be sufficient to finance the Company's operations. However, the Company has no other commitments for financing, and there can be no assurance that such financing will be available or that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. Also, the Company may not be able to generate revenues from operations during the next quarter.

         As of September 30, 2003, the Company had an accumulated deficit of $8,703,156. It can be expected that the future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a developmental business enterprise, many of which the Company cannot control.

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

Over the next two years, the Company plans to conduct the following product research and development activities:

         1).      HydroKeratome
                  - a corneal cutting device that produces a bladeless flap cut for the LASIK procedure resulting in a safer more accurate cut.

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

Technological Change

         If the Company fails to keep pace with technological advances in our industry or if the Company pursues technologies that do not become commercially acceptable, it could result in the need to change the focus of our research and development and product strategies and could disrupt our business.

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

Item 4.  Defaults upon Senior Securities

         See Part II.  Other Information, Item 1.  Legal Proceedings

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

         In August 2003, the Company filed an action against SurgiJet, Inc. ("SurgiJet") for (i) a judicial determination that a $400,000 Promissory Note issued by the Company and payable to SurgiJet, (the "SurgiJet Note") is not enforceable, due to a failure of consideration and the effect of the statute of limitations, and (ii) the recovery of payments previously made on the SurgiJet Note, based on claims of fraud and unjust enrichment.

         Following the merger in February 2003, management of the Company investigated the status of several obligations on its books and records payable to affiliates of Rex Doherty, its former President, including SurgiJet, Inc. The investigation called into questions the validity of the SurgiJet Note, as well as the validity of other amounts allegedly due to members of the Doherty family. Accordingly, the Company filed the action against SurgiJet.

         Thereafter, on September 23, 2003, SurgiJet filed a cross-action against the Company, its directors and certain officers. In the cross-complaint, SurgiJet and members of the Doherty family allege breach of the Merger Agreement between the Company and SurgiJet, an Assumption Agreement entered into in connection with the Merger Agreement, and the SurgiJet Note, along with fraud and unfair business practices. The plaintiffs seek damages of approximately $1,032,000, rescission of the Merger Agreement, other specified damages, interest and attorney's fees.

         The Company's management believes that the cross-complaint is merely a diversionary effort by SurgiJet and the Doherty family to draw attention away from the main action. The Company believes the allegations to the cross-complaint are wholly without merit and plans to vigorously pursue its claims and contest the cross-complaint.

         The Company believes that Lance Doherty, beneficial owner of more than 5% of the Company's Common Stock, is a principal of SurgiJet, Inc.

Item 2.  Changes in Securities

         During the three months ended September 30, 2003 the Company completed private placement offerings with several investors. The private placements raised $900,880, net of offering expenses, and the investors received 932,500 shares of common stock and five year warrants to purchase 932,500 shares of common stock at $2.25 per share. The number of shares issuable and the exercise price of the warrants may be subject to adjustment to reflect changes in the market price of the common stock during the offering period.

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

         The Company believes all of the issuances were exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of section 4(2) thereof and Regulation D there under.

Item 5. Other

On October 23, 2003, the Company's Board of Directors met to discuss expansion of the number of directors pursuant to Section 2.1 of the Bylaws that provides for between three to nine directors, with the exact number to be fixed from time to time by the Board. The Board voted and agreed to expand and fix the number of directors at seven. The Board also voted and appointed Randal Bailey, President and CEO of the Company and Laurence Schreiber, COO, Secretary, and Treasurer of the Company to the Board of Directors, effective immediately. It is contemplated that the two remaining vacancies will be filled at a later date.

Item 6.  Exhibits and Reports on Form 8-K

         31.1 Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certificate of Treasurer (principal financial officer) pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certificate of Treasurer (principal financial officer) pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

                  (b) Reports on Form 8-K

                      (i) Item 5. Other Events and Regulation FD Disclosure filed on October 10, 2003

                      (ii) Item 5. Other Events and Regulation FD Disclosure filed on October 23, 2003

                                   Signatures

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             VisiJet, Inc.,
                                             a Delaware corporation

                                             By: /s/ Laurence Schreiber
                                                 -------------------------------
                                              Laurence Schreiber, Secretary,
                                              Treasurer, Chief Operating Officer

Date:  November 13, 2003