Form 10KSB
period 2003-12-31
VISIJET INC
filed 2004-04-14
CIK 1082249

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      Annual report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934

                   For the fiscal year ended December 31, 2003
                         Commission file Number 0-25611

                                  VisiJet, Inc.
                 (Name of small business issuer in its charter)

          Delaware                                          33-0838660
 (State of incorporation)                          (I.R.S. Employer I.D. No.)

                192 Technology, Suite Q, Irvine, California 92618
                    (Address of principal executive offices)

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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The registrant's revenues for fiscal year 2003 were $0.

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $14.4 million (based on 13,830,834 shares held by non-affiliates and a closing share price of 1.04 per share on March 31,
2004). Shares of common stock held by each officer and director and by each person who owns more than 10% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2004, the number of shares outstanding of the registrant's Common Stock was 22,689,663.

TABLE OF CONTENTS

PART I

Item 1.    Description of Business                                             2
Item 2.    Description of Property                                            15
Item 3.    Legal Proceedings                                                  15
Item 4.    Submission of Matters to a Vote of Security Holders                16

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters           17
Item 6.    Management's Discussion and Analysis or Plan of Operation          17
Item 7.    Financial Statements                                               23
Item 8.    Changes In and Disagreements With Accountants on Accounting and
           Financial Disclosure                                               23
Item 8A.   Controls and Procedures                                            24

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act                  25

Item 10.   Executive Compensation                                             27
Item 11.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                    29
Item 12.   Certain Relationships and Related Transactions                     31
Item 13.   Exhibit and Reports on Form 8-K                                    32
Item 14.   Principal Accountant Fees and Services                             34

PART I

FORWARD LOOKING STATEMENTS

         This Form 10-KSB, press releases and certain information provided periodically in writing or orally by our officers or our agents contain forward-looking statements that involve risks and uncertainties within the meaning of Sections 27A of the Securities Act, as amended; Section 21E of the Securities Exchange Act of 1934; and the Private Securities Litigation Reform Act of 1995. The words, such as "may," "would," "could," "anticipate," "estimate," "plans," "potential," "projects," "continuing," "ongoing," "expects," "believe," "intend" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this Form 10-KSB and include all statements that are not statements of historical fact regarding intent, belief or current expectations of the Company, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) our continued development of our technology; (iv) market and other trends affecting our future financial condition; (v) our growth and operating strategy.

         Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) we have incurred significant losses since our inception; (ii) any material inability to successfully develop our products; (iii) any adverse effect or limitations caused by government regulations; (iv) any adverse effect on our ability to obtain acceptable financing; (v) competitive factors; and(vi) other risks including those identified in our other filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise the forward looking statements made in this Form 10-KSB to reflect events or circumstances after the date of this Form 10-KSB or to reflect the occurrence of unanticipated events.

ITEM 1.  DESCRIPTION OF BUSINESS

         VisiJet, Inc., (the "Company" or "VisiJet") formerly known as Ponte Nossa Acquisition Corp ("PNAC"), is a Delaware corporation engaged in the research and development of surgical equipment for use in the field of ophthalmology based on proprietary waterjet technology.

         The Company was originally incorporated in California on February 2, 1996 as a wholly owned subsidiary of SurgiJet, Inc ("SurgiJet"), a developer of waterjet technology for a variety of medical and dental applications. In May 1999, the Company was spun off from SurgiJet through a distribution of common stock to its shareholders, after which SurgiJet had no remaining ownership interest in the Company.

         On February 11, 2003 the Company completed a merger with PNAC, a Delaware corporation incorporated in 1997. Pursuant to the merger agreement between VisiJet and PNAC (the "Merger Agreement"), the Company was merged into PNAC. Since this transaction resulted in the shareholders of Visijet acquiring a majority of the outstanding shares of PNAC, for financial reporting purposes the business combination was accounted for as a recapitalization of PNAC (a reverse acquisition with the Company as the accounting acquirer). Immediately thereafter, PNAC changed its name to VisiJet, Inc.

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

         VisiJet is engaged in the development and marketing of ophthalmic surgery products based on applications of waterjet technology, designed to result in faster, safer and more efficacious laser eye and cataract surgery.

         The Company has focused its efforts toward bringing to market two products, with different applications and markets. First, the HydroKeratome(R) is a device that utilizes waterjet technology to cut the corneal flap immediately prior to applying an excimer laser in laser eye surgery to correct myopia, hyperopia and astigmatism. Second, the Pulsatome(R) utilizes waterjet technology to remove the cataractous human crystalline lens in the eye during cataract surgery. We believe our proprietary waterjet surgical devices will result in a highly effective method for surgical procedures, with a potentially significant impact on the ophthalmic market. Microsurgery and minimally invasive surgery were pioneered in ophthalmology, and cataracts are now removed in minutes utilizing microscopes, with minimally invasive products and techniques that are constantly being refined and upgraded. More recently, the refractive surgery market has experienced a growth phase with the advent of vision correction through the LASIK procedure, which involves cutting a corneal flap with a microkeratome prior to ablation of stromal tissue with an excimer laser.

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

         VisiJet holds an exclusive license with respect to the ophthalmic applications of a series of U.S. and foreign patents relating to the waterjet technology. The technology uses a pneumatic-hydraulic pressure intensifier to produce a collimated high-pressure water beam that is approximately the diameter of a human hair. This self-cleaning, eversharp "hydro-laser" can cut through tissue at 12mm (.5 inch) per second. The hydraulics are controlled by an embedded central processing unit with displays, gauges, controls, aspiration and irrigation fluidics familiar to ophthalmic surgeons.

MARKETS

THE REFRACTIVE SURGERY MARKET

         Our products assist in surgical procedures relating to the cornea. The cornea is the clear window that provides most of the focusing power of the vision system of the eye, as well as allowing light into the eye. The anterior surface of the cornea is covered with a thin layer called the epithelium. The epithelium is covered with a liquid tear film.

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

         The LASIK procedure gained broad market acceptance very quickly. Currently, There are over 1.2 million LASIK procedures performed annually in the U.S. and approximately the same in international markets. The success of LASIK in meeting both surgeon and patient needs has been the principal factor in the dramatic growth in the refractive surgery market in recent years. By the end of 2002 there were an estimated 1,192 excimer lasers in service in the United States and at least 1,500 lasers outside of the U.S.

THE CATARACT SURGERY MARKET

         In the U.S., there were an estimated 2.7 million cataract surgical procedures performed in 2003. The worldwide cataract surgery market is estimated to be approximately 14.4 million procedures annually. In many developing countries, cataracts are the leading cause of blindness. We believe that access to affordable technology, such as our Pulsatome product, should help to address this need.

THE COMPANY'S PRODUCTS

         Although each of our waterjet products has a different application, they share certain basic characteristics. Each of the waterjet products consists of a modular console with an intensifier and a hand piece. The modular unit is attached to a delivery tube, which is in turn attached to a hand piece. The hand piece delivers the water jet to the tissue and its integral aspirator removes any debris tissue and water through a disposable tube that returns to the console.

         HYDROKERATOME(R) CORNEAL CUTTING DEVICE. The HydroKeratome is a corneal cutting device for use in the LASIK procedure. The HydroKeratome is simple, and easy to use. In general, the cuts from a Hydrokeratome are smoother and cleaner than those of conventional microkeratome, leaving no debris.

         The HydroKeratome works by using a high-pressure micro beam of water to force a blunt dissection of tissue in the path of the water beam. Since it will compete directly with products already on the market from several other companies, VisiJet plans to position the HydroKeratome(R) in the market as a replacement for the microkeratome. We anticipate that the HydroKeratome will be priced comparably to existing products, with the disposable component to be priced at a slight premium.

         The HydroKeratome is designed to address many of the problems that are common with mechanical "blade" microkeratomes, such as poor visualization, inconsistent thickness of flaps, hazing, loose flaps, off center cuts, and lashes caught in gears. The HydroKeratome uses an embedded CPU controlled pneumatic-hydraulic pressure intensifier to make the corneal flap for the LASIK procedure. The suction ring and applanation plate on the hand piece allow holding the eye centered while the corneal flap is cut underneath the applanation plate. The water jet traverses perpendicular to the visual axis, driven by a precision miniature Swiss motor with gear box and encoder. A foot switch controls the start of the transverse water jet motion, and the travel distance pre-programmed by the surgeon stops the travel and shuts off the water jet beam. Approximate travel time is one-half second. Subject to the availability of adequate financing, progress in on-going product development efforts and receipt of required regulatory approvals, the Company hopes to introduce the Hydrokeratome to the market, and begin generating product sales revenue in the fourth quarter of 2004.

         PULSATOME(R) CATARACT EMULSIFIER. The Pulsatome(R) Cataract Emulsifier is an emulsification device for quick and safe removal of the cataractous human crystalline lens in the eye, a necessary procedure before installing a new intraocular lens ("IOL"). The device creates a pulsating stream of saline solution, and the impact from the pulsating fluid emulsifies the cataractous human lens and breaks the lens into small pieces. The Pulsatome simultaneously aspirates the emulsified tissue and removes it from the interior of the eye.

Based on the experience of our management team and consultants in the ophthalmic industry, we believe that the waterjet platform of the Pulsatome will be easier to learn to use and will require less skill than that required by current ultrasound phaco emulsification devices. The Pulsatome should be attractive not only to established phaco surgeons but also to surgeons who have not mastered ultrasound or simply cannot afford the device. With the Pulsatome, many more surgeons, should be able to perform the state of the art, "no stitch, foldable lens" procedure.

         The Pulsatome and its disposable package will be priced in the low range of current ultrasound devices, which will make it attractive in underdeveloped markets, and also attractive in the U.S. and other nations where cost containment is critical.

         The Pulsatome requires minimal technical skill, as it functions like a hydraulic eraser or paint brush. No sculpting or lens elevation or rotation is necessary. The balanced irrigation/aspiration fluidics complement the embedded CPU controlled micro pulses. The foot switch initiates the mode activity selected by surgeon for the balanced and ergonomically shaped hand piece. Subject to the availability of adequate financing, progress in on-going product development efforts and receipt of required regulatory approvals, the Company hopes to introduce the Pulsatome to the market, and begin generating product sales revenue in the fourth quarter of 2004.

         HYDROREFRACTOR(R) CORNEAL SHAPER. Based on a patented waterjet-based technology, we plan to develop the HydroRefractor with the goal of completing the entire LASIK procedure without the need for an excimer laser. This device is being designed to not only create the lamellar flap required to access the cornea's stromal bed, but to also create a "power cut" (or series of cuts) which will remove tissue in minute quantities so as to change the refractive power of the patient's eyes to the desired level. Development of this device is in the very early stages, and significant design and testing work will be required to determine its viability and possible use in ophthalmic surgical procedures.

COMPETITION

         The medical technology industry for ophthalmologic surgery products is highly competitive. Many other companies are engaged in refractive surgery research and development activities, and many of these have substantially greater financial, technical and human resources. As such, they may be better equipped to develop, manufacture and market their technologies. In addition, many of these companies have extensive experience in clinical testing and human clinical studies. Certain of these companies may develop and introduce products or processes competitive with or superior to our products and processes. Furthermore, with respect to any other products we may, in the future, be permitted to commercially sell, we will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which we have no experience.

         We expect to encounter direct competition from other companies developing water-jet type devices applicable to ophthalmic surgery.

         COMPETITION IN THE MICROKERATOME MARKET. There are approximately ten companies that offer mechanical microkeratomes to the market. However, with about 60% of the installed base and 70% market share of sales, Chiron Vision, now a division of Bausch & Lomb, is the clear market leader.

         Currently there is only one competitor which we are aware of, Intralase, that offers "bladeless" LASIK surgery. This laser product creates a lamellar flap for LASIK using tiny laser "explosions" within the cornea to separate the tissue. Intralase is accurate and avoids many of the serious problems associated with microkeratomes. Based on testing performed to date, and anticipated product pricing, we believe that HydroKeratome is faster, more effective and will be less expensive than Intralase.

         COMPETITION IN THE CATARACT EMULSIFICATION MARKET. The dominant instrument in modern cataract surgery is the ultrasonic phacoemulsifier. The phaco, as it is commonly called, utilizes an ultrasonic generator, which vibrates the tip of the phaco hand piece 40,000 times per second. When the tip is introduced into the eye and placed in contact with the cataractous lens, the lens is gradually reduced to smaller pieces until it can be aspirated out of the eye.

         Coopervision developed and brought to market dominance the modern phacoemulsifier during the period from 1975 to 1989. With its acquisition of Coopervision in 1989, Alcon, a division of the Swiss food giant Nestle, became the leader in the phaco market, with an estimated market share of 60% of the phaco equipment and associated disposable packs. Bausch & Lomb is a distant second, with an estimated 20% market share. There are another fifteen phaco manufacturers who split up the remaining 20% of the global market, including Advanced Medical Optics.

         COMPETITION IN THE CORNEAL SHAPING MARKET. There are several competing technologies in the area of reshaping the cornea to change refractive power. The most prevalent products are the excimer lasers used in the LASIK procedure, which has been very well accepted by the public. The major player in this area is VISX, which has placed more lasers than any other company. Alcon, Bausch and Lomb, Nidek follow VISX. In addition, there are competing companies using intraocular technologies to change the refractive index of the eye. Staar Surgical is developing the ICL for placement between the iris and lens capsule. Other companies are developing intraocular lenses, which would require a clear lensectomy followed by a lens implant. Other than the excimer laser, none of the other technologies have reached significant market acceptance.

MANUFACTURING

         VisiJet plans to outsource manufacturing of its products to an ISO 9001 approved local contract manufacturing facility. This contractor will purchase and stock parts, assemble, test and burn-in units, and will stock finished goods and ship as required from its bonded warehouse.

GOVERNMENT REGULATION

         UNITED STATES. VisiJet's products are medical devices. As such, we are subject to the relevant provisions and regulations of the Federal Food, Drug and Cosmetic Act, under which the United States Food and Drug Administration ("FDA") regulates the manufacture, labeling, distribution, and promotion of medical devices in the United States. The Act provides that, unless exempted by regulation, medical devices may not be commercially distributed in the United States unless they have been approved or cleared by the FDA for marketing. There are two review procedures by which medical devices can receive such approval or clearance. Some products may qualify for clearance under a 510(k) notification. Under the 510(k) procedure, the manufacturer submits to the FDA a pre-market notification that it intends to begin marketing its product. The notification must demonstrate that the product is substantially equivalent to another legally marketed product (i.e., it has the same intended use, is as safe and effective, and does not raise different questions of safety and effectiveness than does a legally marketed device).

         A successful 510(k) notification results in the issuance of a letter from the FDA in which the FDA acknowledges the substantial equivalence of the reviewed device to a legally marketed device and clears the reviewed device for marketing. VisiJet has received successful 510(k) notification with respect to its initial filing for the HydroKeratome, and has filed a 510K submission with the FDA for upgrades to the product. Before commencement of marketing the HydroKeratome, we will obtain 510K approval from the FDA for the product enhancements. We are currently addressing issues raised by the FDA in our product enhancement submission, and plan to file our response during the second quarter or third quarter of 2004. Based on a successful review of this information, we anticipate receiving approval by the FDA of our 510(K) for the HydroKeratome product enhancements in the third or fourth quarter of 2004.

         In addition to laws and regulations enforced by the FDA, our products may also be subject to labeling laws and regulations enforced by the United States Federal Trade Commission ("FTC"). Any additional requirements related to FTC laws and regulations will be addressed and monitored by the Company's Regulatory Affairs department, although we do not expect that any such laws and/or regulations will have a significant impact on our products.

         OTHER COUNTRIES. Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approvals required by foreign countries may be longer or shorter than that required for FDA approval, and requirements for licensing may differ from FDA requirements. Export sales of investigational devices that have not received FDA marketing clearance generally are subject to FDA export permit requirements.

         VisiJet plans to distribute its products internationally. Distribution of our products in countries other than the United States may be subject to regulation in those countries. In some countries, the regulations governing such distribution are less burdensome than in the United States, and we may pursue marketing our products in such countries prior to receiving permission to market from the FDA. We will endeavor to obtain the necessary government approvals in those foreign countries where we decide to manufacture, market and sell our products.

PATENTS AND TRADEMARKS

         The technology utilized by VisiJet in its products is covered by patents owned by SurgiJet. Under the license agreements with SurgiJet we have been granted an exclusive worldwide license for ophthalmic applications to twelve issued United States patents and three issued international patent, for ophthalmological applications of the technology for the life of the patents. In addition, we have been granted exclusive licenses to certain non-patented technology developed by SurgiJet related to ophthalmic applications, and holds exclusive licenses for certain registered trademarks, including VisiJet(R), HydroKeratome(R), and Pulsatome(R). The company intends to protect its development work by means of licensing additional patents and trademarks as necessary and to protect its own inventions with additional patent applications.

         In September 2003, the Company entered into a license agreement with the inventor of a patented technology that provides for the sterile flow of fluid through a surgical water jet apparatus. Through this agreement, the Company obtained exclusive worldwide rights for all medical applications of the technology. The Company believes this technology has application in several of its products under development, and may have additional applications for future ophthalmic and non-ophthalmic microsurgical products.

EMPLOYEES

         As of March 31, 2004 we currently employee 14 persons full time and one part time. Of these employees, eight are in corporate management and management, five are in product development and regulatory affairs and one is in sales and marketing. None of our employees are covered by collective bargaining agreements and we believe that our relationship with our employees is good. Any future increase in the number of employees will depend upon the growth of our business, the successful commercialization of our products and on our obtaining sufficient funding.

RISK FACTORS

WE ARE A NEW BUSINESS WITH A LIMITED OPERATING HISTORY AND NO REVENUES TO DATE, AND AS A RESULT, MAKING AN EVALUATION OF OUR BUSINESS PROSPECTS MAY BE DIFFICULT.

         We are a development-stage company with limited prior business operations and no revenues. We are presently engaged in the development of certain ophthalmic surgical products. To date, our efforts have been allocated primarily to the following:

         *    organizational activities;
         *    developing a business plan;
         *    obtaining interim funding;
         * conducting research and working toward the development and regulatory approval of our products.

         In order to establish ourselves in the ophthalmic surgery device market, we are dependent upon continued funding and the successful development and marketing of our products. You should be aware of the increased risks, uncertainties, difficulties and expenses we face as a research and development company and that because of our limited operating history, you may not have adequate information on which you can base an evaluation of our business and prospects.

OUR FINANCIAL STATEMENTS INCLUDE A GOING CONCERN OPINION FROM OUR OUTSIDE AUDITORS WHICH RAISES DOUBT AS TO OUR ABILITY TO STAY IN BUSINESS AND MAY LIMIT OUR ABILITY TO RAISE REQUIRED FUNDING.

         The Company received a going concern opinion on its financial statements for the fiscal years ended December 31, 2003 and 2002. Our auditors have stated that due to our lack of profitability and our negative working capital, there is "substantial doubt" about our ability to continue as a going concern. The going concern opinion from our auditors may limit our ability to obtain the financing required to stay in business and to continue our product development efforts, in which case, you could lose your entire investment.

WE HAVE GENERATED NO REVENUES AND IF WE ARE UNABLE TO GENERATE SUFFICIENT REVENUES IN THE FUTURE, WE MAY NOT BE ABLE TO CONTINUE OUR BUSINESS.

         We are still in the development stage, and have not yet generated revenues. As an investor, you should be aware of the difficulties, delays and expenses normally encountered by an enterprise in its development stage, many of which are beyond our control, including unanticipated research and developmental expenses, employment costs, and administrative expenses. We cannot assure our stockholders that our proposed business plans, as described in this prospectus, will materialize or prove successful, or that we will ever be able to finalize development of our products or operate profitably. If we cannot operate profitably, you could lose your entire investment.

WE ARE DEPENDENT ON RAISING ADDITIONAL CAPITAL IN ORDER TO COMPLETE OUR PRODUCT DEVELOPMENT EFFORTS AND BEGIN GENERATING REVENUES FROM PRODUCT SALES. IF WE ARE UNABLE TO RAISE SUFFICIENT CAPITAL, OUR BUSINESS MAY FAIL AND OUR STOCK PRICE MAY BE MATERIALLY ADVERSELY AFFECTED.

         Because we are a development stage company and have no revenues, we need to secure adequate funding in order to complete our product development efforts, and to fund operating losses until such time as we are generate enough revenue to sustain our business. If we are unable to obtain adequate funding, we may not be able to successfully develop and market our products and our business will most likely fail.

RAISING ADDITIONAL CAPITAL MAY CAUSE SIGNIFICANT DILUTION TO OUR STOCKHOLDERS AND MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS AND ON THE MARKET PRICE OF OUR COMMON STOCK.

         To secure additional financing, we may have to sell additional stock or borrow money. Selling additional stock, either privately or publicly, will dilute the equity interests of our stockholders. If we borrow more money, we will incur interest expenses which will negatively impact our operating results, and may also be subjected to restrictions in the debt agreement that limit our operating flexibility. Dilution of existing stockholders and/or the incurrence of additional interest expense may result in a lower stock price.

WE HAVE A HISTORY OF LOSSES AND A LARGE ACCUMULATED DEFICIT AND WE EXPECT FUTURE LOSSES THAT MAY CAUSE OUR STOCK PRICE TO DECLINE.

         For the fiscal years ended December 31, 2003 and 2002, we incurred net losses of $4,959,152 and $1,226,676, respectively. We expect to continue to incur losses as we spend additional capital to develop and market our technologies and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or, if we do, that we will be able to continue earning such revenues or profit. Any of these factors could cause our stock price to decline and result in you losing all or a portion of your investment.

MEDICAL APPLICATIONS OF WATERJET TECHNOLOGY HAVE BEEN LIMITED. FAILURE TO ESTABLISH WATERJET TECHNOLOGY AS AN ACCEPTABLE ALTERNATIVE TO CURRENTLY AVAILABLE TECHNIQUES USED IN OPHTHALMIC SURGERY WOULD SIGNIFICANTLY LIMIT OUR ABILITY TO SUCCESSFULLY MARKET OUR PRODUCTS.

         Although waterjet technology is an established method for precision cutting of materials in a variety of industrial applications, until recently, medical applications of this technology have been limited. If we are unable to establish our waterjet technology as an acceptable alternative to currently available techniques used in ophthalmic surgical procedures, we may not be able to generate sufficient revenues to obtain profitability. This would most likely cause our stock price to decline and result in the loss of all or part of your investment.

OUR RESEARCH AND DEVELOPMENT EFFORTS MAY NOT RESULT IN COMMERCIALLY VIABLE PRODUCTS WHICH COULD RESULT IN A DECLINE OF OUR STOCK PRICE AND A LOSS OF YOUR INVESTMENT.

         Our technologies are in the development stage. Further research and development efforts will be required to develop these technologies to the point where they can be incorporated into commercially viable or salable products. We have set forth in this Form 10-KSB our proposed research and development program as it is currently conceived. We cannot assure you, however, that this program will be accomplished in the order or in the time frame set forth. We reserve the right to modify the research and development program. We may not succeed in developing commercially viable products from our technologies. Also, some of our research and development efforts are aimed at technology that facilitates LASIK surgery; if LASIK were to be replaced by another technology or procedure, certain of our products may become obsolete. If we are not successful in developing commercially viable products or if such products become obsolete, our ability to generate revenues from our technologies will be severely limited. This would result in the loss of all or part of your investment.

WE MAY NOT BE ABLE TO DEVELOP A MARKET FOR OUR TECHNOLOGY, WHICH WOULD MOST LIKELY CAUSE OUR STOCK PRICE TO DECLINE.

         The demand and price for our technology and related products will be based upon the existence of markets for the technology and products and the markets for products of others, which may utilize our technology. The extent to which we may gain a share of our intended markets will depend, in part, upon the cost effectiveness and performance of our technology and products when compared to alternative technologies, which may be conventional or heretofore unknown. If the technology or products of other companies provide more cost-effective alternatives or otherwise outperform our technology or products, the demand for our technology or products maybe adversely affected. Our success will be dependent upon market acceptance of our technology and related products. Failure of our technology to achieve and maintain meaningful levels of market acceptance would materially and adversely affect our ability to generate revenue and achieve profitability, and would likely cause our stock price to decline.

IF WE ARE NOT ABLE TO COMPETE EFFECTIVELY IN THE COMPETITIVE OPHTHALMIC SURGICAL DEVICE INDUSTRY, OUR FUTURE GROWTH AND OPERATING RESULTS WILL SUFFER.

         Our future success depends on our ability to compete effectively with other manufacturers of ophthalmic surgical devices, including major manufacturers of microkeratomes, which are mechanical corneal cutting devices used in LASIK surgical procedures. We are a research and development company engaged exclusively in the development of our waterjet-based ophthalmic surgical devices. We have not yet brought our first product to market, and have no revenue from operations. As a result, we may have difficulty competing with larger, established surgical device companies. Most of our potential competitors are established, well-known companies that have:

         * substantially greater financial, technical and marketing resources;
         *    larger customer bases;
         *    better name recognition;
         *    related product offerings; and
         *    larger marketing areas.

         Companies such as VISX, Alcon, Bausch & Lomb, LaserSight, and Nidek are major international providers of ophthalmic surgical devices relating to LASIK and cataract surgery. These companies represent a wide array of devices and products, technologies and approaches. Most of these companies have more resources than we do and, therefore, a greater opportunity to develop comparable products and bring those products to market more efficiently than we. If we do not compete effectively with current and future competitors, our ability to generate revenue and achieve profitability will be adversely affected, and would likely result in a decline in our stock price.

WE MAY NOT BE ABLE TO OBTAIN NECESSARY GOVERNMENT APPROVAL TO MARKET OUR TECHNOLOGY, WHICH WOULD MOST LIKELY CAUSE OUR STOCK PRICE TO DECLINE AND OUR BUSINESS TO FAIL.

         We must obtain the approval of the U.S. Food and Drug Administration in order to market our products in the United States and certain other countries. To date, we have filed a 510(K) submission with the U.S FDA only for our HydroKeratome product under development, and we currently expect to file our response to questions raised by the FDA during the second quarter of 2004. We expect to file our initial 510(K) submission to the FDA with respect to our Pulsatome product during the third quarter of 2004. Actual timing of these filings with the FDA will be dependent on the availability of funding and results of on-going and planned future testing. If these approvals are not obtained, or are significantly delayed, our ability to generate revenues from sales in the United States and these other countries may be adversely affected and our development and marketing efforts inhibited. This would most likely cause our stock price to decline and result in the loss of all or part of your investment.

OUR BUSINESS IS HIGHLY DEPENDENT ON OUR PROPRIETARY INTELLECTUAL PROPERTY RIGHTS. FAILURE TO PROTECT OUR RIGHTS COULD SIGNIFICANTLY IMPAIR OUR BUSINESS AND ENFORCING OUR RIGHTS MAY CAUSE US TO INCUR SUBSTANTIAL EXPENSE.

         Proprietary rights are critically important to us. We currently have exclusive licenses to 13 U.S. patents and 3 foreign patents for our waterjet technology and we intend to aggressively pursue additional patent protection for our technologies as we continue to develop them. Although we will seek to defend our licenses and to protect our other proprietary rights, our actions may be inadequate to protect our patents and other proprietary rights from infringement by others, or to prevent others from claiming infringement of their patents and other proprietary rights.

         Policing unauthorized use of our technology is difficult and some foreign laws do not provide the same level of protection as U.S. laws. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or patents that we may obtain, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources, and may result in decreased earnings and a decline of our stock price.

WE ARE INVOLVED IN LITIGATION WITH SURGIJET, INC., OUR FORMER PARENT COMPANY AND THE OWNER OF THE PATENTS WE LICENSE, AND WITH CERTAIN PRINCIPALS OF SURGIJET. FAILURE TO PREVAIL OR REACH AN ACCEPTIBLE SETTLEMENT COULD RESULT IN SIGNIFICANT MONETARY DAMAGES AND RECISSION OF THE MERGER AGREEMENT.

         We license the technology underlying our principal products from SurgiJet, Inc. ("SurgiJet"), our former parent company. We are engaged in litigation with SurgiJet arising out of amounts alleged to be owed to SurgiJet and its affiliates. These amounts include a $400,000 Promissory Note issued by us to SurgiJet, as well as certain expenses incurred by our former officers and directors, some of whom continue in management positions with SurgiJet. SurgiJet has filed a cross-complaint against us, alleging breach of the merger agreement between VisiJet and its predecessor, as well as breach of the SurgiJet note and other payment obligations. The cross-complainants in the action seek damages and rescission of the merger agreement.

         The litigation could have several serious repercussions on us. First, if SurgiJet and its affiliates were able to obtain judgments for the amounts allegedly owed, we might be unable to satisfy the judgments out of our liquid assets. Second, if the plaintiffs in the cross complaint were able to succeed in rescinding the merger, we would no longer have an operating company and would be left with a public shell. Furthermore, if the merger agreement is rescinded, it is likely that we would be precluded from completing final product development efforts and marketing any of the Company's products currently under development since the waterjet-based technology utilized was obtained by the Company pursuant to a technology license agreement with SurgiJet.

THE "PENNY STOCK RULE" COULD MAKE IT DIFFICULT FOR BROKERS AND DEALERS TO TRADE IN OUR STOCK, WHICH COULD CAUSE THE MARKET FOR OUR STOCK TO BE LESS LIQUID, WHICH COULD CAUSE THE PRICE OF OUR STOCK TO DECLINE.

         Trading of our common stock on the OTC Bulletin Board may be subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the "penny stock" rule. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading in our stock will be subject to additional sales practice requirements on broker-dealers. These may require a broker dealer to:

         o make a special suitability determination for purchasers of our shares;

         o receive the purchaser's written consent to the transaction prior to the purchase; and

         o deliver to a prospective purchaser of our stock, prior to the first transaction, a risk disclosure document relating to the penny stock market.

         Consequently, penny stock rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock. Also, prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of our shares.

THE FORTHCOMING REGISTRATION STATEMENT RELATING TO SHARES TO BE ISSUED PURSUANT TO STOCK PURCHASE AGREEMENTS ENTERED INTO IN APRIL 2004, AND PREVIOUSLY RESTRICTED SHARES HELD BY OTHER STOCKHOLDERS MAY CAUSE SIGNIFICANT DILUTION TO OUR STOCKHOLDERS AND MAY HAVE AN ADVERSE IMPACT ON THE MARKET PRICE OF OUR COMMON STOCK.

         We plan to file a Registration Statement with the Securities and Exchange Commission on Form SB-2 to cover the resale, by two private investment equity investment funds, of shares of common stock and shares underlying warrants to be acquired pursuant to Stock Purchase Agreements entered into in April 2004, as well as other shares of common stock and shares underlying warrants held by other stockholders. The issuance of shares to the two private equity investment funds will dilute the percentage of our shares held by existing stockholders and could have an adverse effect on the market price of our common stock. Moreover, resale by the two private equity investment funds of some or all of the common stock that they purchase from us, or by the other stockholders of their shares, including any shares issuable upon exercise of the warrants, will increase the number of our publicly traded shares, which could depress the market price of our common stock.

OUR COMMON STOCK HAS EXPERIENCED IN THE PAST, AND IS EXPECTED TO EXPERIENCE IN THE FUTURE, SIGNIFICANT PRICE AND VOLUME VOLATILITY, WHICH SUBSTANTIALLY INCREASES THE RISK THAT YOU MAY NOT BE ABLE TO SELL YOUR SHARES AT OR ABOVE THE PRICE THAT YOU PAY FOR THE SHARES.

         Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. During 2003, and through the date of this prospectus, our common stock was sold and purchased at prices that ranged from a high of $2.41 to a low of $0.85 per share. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and because the price for our common stock may suffer greater declines because of its price volatility.

         The price of our stock that will prevail in the market may be higher or lower than the price you pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

         o    variations in our quarterly operating results;
         o our ability to complete the research and development of our technologies;
         o    the development of a market for our products;
         o    changes in market valuations of similar companies;
         o announcement by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
         o loss of a major customer or failure to complete significant transactions;
         o    additions or departures of key personnel; and
         o    fluctuations in stock market price and volume.

         Additionally, in recent years the stock market in general, and the Over-the-Counter Bulletin Board and technology stocks in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may cause a material decline in our stock price, regardless of the progress we make with respect to our product development and marketing efforts and our operating performance.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company currently leases an office/research facility of approximately 5,100 square feet in Irvine, California for a monthly rent of $7,600. The lease expires in April 2004. The Company is negotiating a lease of additional and/or new space.

ITEM 3.  LEGAL PROCEEDINGS

         VisiJet is the plaintiff and a cross-defendant in VisiJet, Inc. v. SurgiJet, Inc., a case pending in Orange County Superior Court, filed on August 6, 2003 (Case No. 03CC02968). The Company filed the action to declare a purported $400,000 promissory note to its former parent company unenforceable. The defendant filed a cross claim on behalf of itself and certain of its officers, directors and controlling shareholders seeking to rescind the Merger Agreement between the Company and PNAC, and seeking monetary damages in the amount of $802,038 as well as exemplary damages. The case is currently in the discovery phase.

         VisiJet is the defendant in Williams v. VisiJet, Inc. et al, a case pending in Orange County Superior Court, filed on May 3, 2003 (Case No.C03-01173). The Plaintiff alleges he is owed $43,500 for professional services rendered to the Company prior to the merger with PNAC. The Company has filed a cross claim alleging, among other things, that at least some of the services were for the benefit of others, professional negligence and aiding and abetting a fraud committed on the Company. The case is currently in the discovery phase.

         VisiJet is a defendant in Allante Art Group, Inc. et al v. VisiJet, Inc. et al, a case pending in Orange County Superior Court, filed on July 30, 2003 (Case No. 03CC09678). The Plaintiff, an executive search firm, is seeking damages of $114,500 from the Company and a former employee of the plaintiff. The complaint alleges that the former employee misappropriated customer lists and names in connection with the placement of employees with the Company. The case is in a preliminary stage.

         VisiJet is the defendant in Comstock v. VisiJet, Inc. et al, a case pending in Orange County Superior Court, filed on January 5, 2004 (Case No. 04CC00252). The Plaintiff alleges that she was an employee of the Company prior to the merger. She sought and obtained an award of $40,397 from the California Labor Commission. The Company has filed an appeal of the ruling with the Superior Court. The case is still in a preliminary stage.

         To the best of the Company's knowledge and belief, there are no other material legal proceedings pending or threatened against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The primary market for the Company's common stock is the Nasdaq OTC Bulletin Board, where it trades under the symbol "VJET". The following table sets forth the high and low closing prices for shares of our Common Stock for the periods noted, as reported by the National Daily Quotation Service and the Over-the-Counter Bulletin Board.
                                                      High               Low
                                                    --------           -------
                           FY 2003
                           -------
                           Fourth Quarter             1.65              1.10
                           Third Quarter              1.60              1.05
                           Second Quarter             1.75              0.85
                           First Quarter              2.41              1.22

                           FY 2002
                           -------
                           Fourth Quarter             1.45              1.12
                           Third Quarter              1.45              0.77
                           Second Quarter             1.78              0.86
                           First Quarter              2.00              0.56

Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. On March 31, 2004, the closing price as reported by the OTC Bulletin Board was $1.04. As of March 31, 2004, there were 22,689,663 shares of common stock outstanding, held by 200 record holders and approximately 830 beneficial holders.

RECENT SALES OF UNREGISTERED SECURITIES

         During the fourth quarter of 2003 the Company received gross proceeds of $1,506,000 from the sale of 1,506,000 shares and warrants to purchase 1,506,000 shares of Common Stock to 13 private investors. The Company believes that the transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof and Regulation D thereunder.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

         Following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying financial statements, and should be read in conjunction with such financial statements and notes thereto.

         Certain information included herein contain forward-looking statements that involve risks and uncertainties within the meaning of Sections 27A of the Securities Act, as amended; Section 21E of the Securities Exchange Act of 1934; and the Private Securities Litigation Reform Act of 1995. Readers are referred to the cautionary statement at the beginning of this report, which addresses forward-looking statements made by the Company.

CORPORATE HISTORY

         VisiJet (the "Company" or "VisiJet"), formerly known as Ponte Nossa Acquisition Corp ("PNAC")), is a Delaware corporation engaged in the research and development of surgical equipment for use in the field of ophthalmology based on proprietary waterjet technology.

         The Company was originally incorporated in California on February 2, 1996 as a wholly owned subsidiary of SurgiJet, Inc ("SurgiJet"), a developer of waterjet technology for a variety of medical and dental applications. In May 1999, the Company was spun off from SurgiJet through a distribution of common stock to its shareholders, after which SurgiJet had no remaining ownership interest in the Company.

         On February 11, 2003 the Company completed a merger with PNAC, a Delaware corporation incorporated in 1997. Pursuant to the merger agreement between VisiJet and PNAC (the "Merger Agreement"), the Company merged into PNAC. Since this transaction resulted in the shareholders of VisiJet acquiring a majority of the outstanding shares of PNAC, for financial reporting purposes the business combination was accounted for as a recapitalization of PNAC (a reverse acquisition with the Company as the accounting acquirer). Subsequently, PNAC changed its name to Visijet, Inc.

CRITICAL ACCOUNTING POLICIES

         The Company's critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements. At this stage of our development, these policies primarily address matters of expense recognition. The Company has consistently applied these policies in all material respects.

OVERVIEW

         The Company is in the development stage, and to date, its efforts have been principally devoted to organizational activities, raising capital and research and development efforts related to its proprietary waterjet-based ophthalmic surgery products.

         The Company does not have any products currently on the market and to date, has not received any revenues from product sales. Furthermore, although we have received commitments for additional funding, as discussed in more detail under "Liquidity and Capital Resources", the Company does not currently have sufficient cash or working capital available to continue to fund operations, and to complete its product development efforts. As such, our ability to complete the currently proposed financing, or acceptable alternative financing, on a timely basis, is critical to our ability to stay in business.

RESULTS OF OPERATIONS

FISCAL YEAR 2003 COMPARED TO FISCAL YEAR 2002

         The Company had no sales revenues to report for the years ending December 31, 2003 and 2002. The net loss for fiscal year 2003 was $4,959,152, compared to $1,226,676 for fiscal year 2002. This represents a loss per common share of $(.27) for the year ended December 31, 2003 on basic and diluted shares outstanding of 18,606,352, as compared to a loss per common share of $(.16) on basic and diluted shares outstanding of 7,811,809 for the year ended December 31, 2002.

         The significantly larger loss in 2003 resulted from increased operating expenses, as shown below:

                                                     2003                2002
         Operating Expenses
           General and Administrative             $3,736,604         $  751,717
           Research and Development                1,256,259            294,736
                                                  -----------        -----------
                                                  $4,992,863         $1,046,453

         General and administrative expenses increased to $3,736,604 in 2003 from $751,717 in 2002. Included in the 2003 general and administrative expenses are non-recurring expenses of approximately $788,500 that were incurred in connection with the finalization of the Merger Agreement in February 2003. Also contributing to the increased general and administrative expenses in 2003 were increases in salaries and wages due to staff additions, increased legal and accounting fees associated with becoming a public company, increased rent expense incurred in connection with additional space requirements, increased royalty expenses related to licensed technology, and increased corporate travel.

         Research and development expenses increased to $1,256,259 in 2003 from $294,736 in 2002. The increase is primarily due to the resumption of activities related to the development of the Company's ophthalmic surgery products in 2003, based on the completion of the Merger Agreement and associated financing, that had been deferred during 2002 due to the lack of funding.

         Also included in results of operations in 2003 was a non-recurring gain of $90,303 recorded based on the restructuring of debt owed to SurgiJet that occurred in connection with the Merger Agreement, and which resulted in a decrease in the total amount owed of $90,303.

         Interest expense decreased to $56,247 in 2003 from $131,319 in 2002. The decrease is primarily due to the reduction in notes payable that occurred in 2003 as a result of the completion of the Merger Agreement.

         Subject to the availability of cash and working capital, we expect operating expenses to increase during 2004 as we move toward completion of initial product development and regulatory compliance. Such increases will occur primarily in the research and development and sales and marketing areas.

If product development and regulatory efforts are successful, we hope to begin marketing products and generating revenue from product sales during 2004.


LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2003, VisiJet had cash and cash equivalents of $35,879, and current liabilities exceeded current assets by $1.99 million. Based on our history of losses and negative working capital balance, our financial statements for the year ended December 31, 2003 include a going concern opinion from our outside auditors, which states there "is substantial doubt" about our ability to continue operating as a going concern.

         The Company is in the development stage, and to date, has not had any products for sale or generated any revenue from sales or other operating activities. As such, our principal source of liquidity has been the private placement of securities and the issuance of notes payable. During 2003 we raised an aggregate of $4,275,000, less offering expenses of $228,700, resulting in net private placements proceeds of $4,046,300.

         During 2003, the Company utilized approximately $4.0 million to fund operating activities and approximately $178,000 for the purchase of fixed assets and patents.

         The following summarizes our contractual obligations, commercial commitments and off-balance sheet arrangements at December 31, 2003 and the effect such obligations could have on our liquidity and cash flow in future periods:

                                      Less Than      1 - 3        3 - 5       Over 5
                                       1 Year        Years        Years        Years        Total
                                     -----------  -----------  -----------  -----------  -----------

Notes Payable (1)                    $  695,442   $   87,144   $       --   $       --   $  782,586
Compensation Settlement Agreements       86,708       17,458           --           --      104,166
Minimum Royalty Obligations (2)          84,000      168,000      168,000      564,000      984,000
Lease Commitments                        31,037        6,336        4,356           --       41,729
                                     -----------  -----------  -----------  -----------  -----------
  Total                              $  897,187   $  278,938   $  172,356   $  564,000   $1,912,481
                                     ===========  ===========  ===========  ===========  ===========

         (1) Includes an aggregate of $518,461 that is being contested by the Company pursuant to on-going litigation with SurgiJet. Amounts noted do not include payment obligations related to the $500,000 of bridge debt financing that was completed in February 2004.
         (2) Term of obligations estimated based on estimated remaining patent life.

         Our ability to satisfy the contractual obligations noted above, as well as our ability to fund on going operating expenses, is dependent on our success in raising additional capital. The following is a summary of equity and debt financing raised subsequent to December 31, 2003 and a description of additional financing pending:

         Between January 1, 2004 and March 31, 2004 the Company raised additional net proceeds of $423,000 after deducting offering expenses of $47,000, from private placements of securities.

         In February 2004, the Company entered into bridge financing agreements with five (5) accredited investors pursuant to which the Company issued a total of $500,000 of secured subordinated debentures and received net proceeds of $447,500, after subtracting related placement agent fees and legal expenses totaling $52,500. The debentures bear interest at an annual rate of 24%, which is payable monthly beginning April 1, 2004. In addition, the debenture holders received an aggregate of 250,000 warrants to purchase shares of the Company's common stock, through March 1, 2009, at an exercise price of $1.10

         The principal balance of the debentures is due and payable on the earlier of (i) thirty (30) days from the date the Company's registration statement to be filed on Form SB-2 ("Registration Statement")is declared effective by the Securities and Exchange Commission, provided that SBI (as defined in the Registration Statement) has not defaulted in its obligation to purchase shares of the Company's common stock, or (ii) twelve (12) months from the date the Registration Statement is declared effective, or (iii) eighteen
(18) months from the date of the debenture agreement.

         In April 2004, the Company entered into stock purchase agreements with two private equity investment funds pursuant to which the funds agreed to purchase an aggregate of 4,750,000 shares of the Company's common stock for a total amount of $9,500,000. In addition, under the agreements, one of the funds would receive 5-year warrants to purchase up to 1,900,000 shares of the Company's common stock, at an average price of $2.00 per share. Completion of this financing and related funding is contingent on the effectiveness of the Registration Statement covering the resale of the shares of common stock and the shares of common stock underlying the warrants.

         Subject to availability of funding, we expect operating expenses, and related cash requirements, to increase during 2004 in connection with anticipated increased product development and sales and marketing activities.

         The Company believes that actions presently being taken to raise additional financing and to complete the development of, and bring to market its ophthalmic surgical products, will ultimately generate sufficient revenue to support its operations. However, there can be no assurances that any pending financing will be completed, that sufficient capital will be available when required, that product development efforts will be successful, or that if successful, revenue generated will provide positive cash flows from operations to permit the Company to realize its plans.

PLAN OF OPERATIONS

FINANCING ACTIVITY

         The Company does not currently have sufficient cash or working capital available to continue to fund operations, and is dependent on raising additional capital to stay in business, and to pursue the following planned activities. As described above under "Liquidity and Capital Resources", the Company has recently entered into stock purchase agreements with two private equity investment funds that, if successfully completed, will result in initial gross proceeds to the Company of $9.5 million. Completion of this proposed funding, or alternative financing on a timely basis, is critical to the future of the Company, and will be the primary focus of the activities of Company management.

RESEARCH AND DEVELOPMENT

      The Company plans to continue in the research and development and eventual marketing of ophthalmic surgery products, principally based on applications of the waterjet technology. These products are designed to result in faster, safer and more efficacious surgery in the laser eye surgery and cataract surgery markets.

         Over the next twelve months, the Company plans to conduct research and development activities related to the following products:

              1). HydroKeratome
                  - a corneal cutting device that produces a bladeless flapcut for the LASIK procedure.

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

              4). New Products/Product Extensions
                  - the Company plans to continue research and development efforts on other medical applications of its waterjet technology, and to identify and license/acquire other technology and/or products that offer complements and extensions to its ophthalmic surgery product line.

         The primary focus of our research and development activities during this period will be on completing testing required to obtain final marketing approval from the FDA with respect to our 510(K) application, and the subsequent initiation of product sales, for HydroKeratome. In addition, our research and development efforts will be focused on completing testing required for our initial 510(K) application submission to the FDA with respect to our Pulsatome product, any subsequent testing to obtain final marketing approval from the FDA, and the subsequent initiation of product sales for Pulsatome. Planned research and development expenditures during this period are estimated to be approximately $1.8 million.

         In addition, during this period, the Company plans to increase sales and marketing activities in connection with anticipated product launches, resulting in expenditures during this period of approximately $1.7 million.

PROPERTY, PLANT AND EQUIPMENT

         The planned research and development activities and the expansion of marketing and administrative support will require additional expenditures for property, plant and equipment during the next twelve months.

         The following is a schedule of anticipated purchases of plant and significant equipment, along with estimated expenditures:

                  1). Production, lab, test equipment         $ 275,000
                  2). Computers and software                    270,000
                  3). Facilities, furniture & fixtures          100,000
                                                              ----------
                  Total anticipated capital expenditures:     $ 645,000

EMPLOYEE ADDITIONS

         The Company anticipates hiring approximately 30 additional employees during the next twelve months, resulting in additional annual salaries and wages of approximately $1.1 million, to support anticipated company growth and the increased emphasis on sales, marketing, distribution and customer training/support. This estimate includes approximately $220,000 for research and development and $870,000 for sales and marketing that are included in the respective research and development and sales and marketing totals above.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE PLANS AND RESULTS

Research and development activities discussed above in our Plan of Operations are contingent on our obtaining sufficient funding to meet on-going operational expenses and planned research and development expenses. Activities discussed above with respect to planned expenditures for sales and marketing, additions of property, plant and equipment and employees are contingent on our obtaining sufficient funding, as well as on the success of our final product development and commercialization efforts.

In addition, see Risk Factors starting at page 10.

ITEM 7. FINANCIAL STATEMENTS

         See Financial Statements following Item 14 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Inapplicable

ITEM 8A.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our Chief Executive Officer and our Treasurer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on this evaluation, our Chief Executive Officer and the Principal Accounting Officer concluded that the Company's disclosure controls and procedures are effective.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     The officers and directors of VisiJet are as follows:

                                                                       Director
Name                            Age   Position                          Since
----                            ---   --------                          -----

Richard H. Keates, M.D.(1)(2)   71    Chairman of the Board             2003
                                      of Directors

Randal A. Bailey                59    President, Chief Executive
                                      Officer and a Director            2003

Laurence M. Schreiber           63    Chief Operating Officer,          2003
                                      Secretary, Treasurer and
                                      a Director

Adam Krupp(1)(2)                43    Director                          2003

Norman Schwartz(1)(2)           60    Director                          2003

(1) Member of the Executive Committee
(2) Member of the Audit Committee

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

         Mr. Bailey has served as President of VisiJet since February 2003, and was appointed to the Board of Directors in September 2003. Between 1995 and 2003 he had been affiliated with VisiJet's predecessors in an executive management capacity. He has more than twenty-five years experience in management roles at both medical device and pharmaceutical companies. From 1991 to 1995, Mr. Bailey was the leader of the sales organization of Pharmacia Ophthalmics, Inc. Between 1989 and 1991, Mr. Bailey was the Vice President of Sales and Marketing for Novoste, Inc. (NASDAQ) a start up cardiovascular company. Mr. Bailey was a co-founder and Vice President of Sales and Marketing for Chiron Vision, Inc., which was acquired by Bausch & Lomb in 1997. Chiron Vision, now Bausch & Lomb Surgical, is a leader in the manufacturing and sales of ophthalmic devices worldwide. From 1980 to 1986 Mr. Bailey was the initial Vice President of Sales and Marketing for Allergan Medical Optics, Inc

         Mr. Schreiber has served as Chief Operating Officer, Secretary and Treasurer of VisiJet since February 2003, and was appointed to the Board of Directors in September 2003. Prior to February 2003, Mr. Schreiber was an executive officer and a member of the Board of Directors of Ponte Nossa Acquisition Corporation, where he played an integral role in the merger between Ponte Nossa and VisiJet that was finalized in February 2003. Prior to joining Ponte Nossa in 2001, he founded Diversified International, a multilevel marketing system, and served as Chief Executive Officer of Learn America, a multimedia productions company combining advanced computer technology and educational systems. Mr. Schreiber also served as President and a director of Philibus Systems, a private educational system, and was President of Advanced Nutritional Associates, which distributed health care products in the United Kingdom and Europe. He has developed an independent sales distribution system for Herbalife, and pioneered markets in the United Kingdom, Spain and Israel.

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

         Mr. Schwartz has been a member of the board of directors since February 2003, and has served as VisiJet's contract and legal coordinator since March 2003. Mr. Schwartz has over thirty years of experience in providing legal and financial advice to individuals and companies. He has acted as Chief Financial Officer and president of several companies, both public and private, including Acubid International, Ameritrust, and Farm Energy Corp. He served on the Board of International Acuvision Systems, a public company that developed and patented vision training equipment. He is an active member of the Arizona Bar Association. Mr. Schwartz graduated from Arizona State University, completed his JD at the University of Arizona, and received his LLM in taxation from New York University.

         Directors hold office until a successor is elected and qualified or until their earlier resignation in the manner provided in the Bylaws.

Scientific Advisors

         Richard Lindstrom, M.D. is the Chief Ophthalmic Consultant to VisiJet, and is in charge of assisting and advising us in connection with product development in the ophthalmic surgical arena. After serving as Clinical Professor of Ophthalmology at the University of Minnesota from 1980 to 1990, Dr. Lindstrom entered private practice and now directs an outpatient clinic adjacent to the Phillips Eye Institute in Minneapolis. He conceptualized the Phillips Eye Institute Center for Teaching and Research, a state-of-the-art ophthalmic research and surgical skills education facility, where he currently serves as Medical Director. Dr. Lindstrom plays an active role in the teaching program at the Phillips Eye Institute and at the University of Minnesota Hospital. He also serves as an Associate Director of the Minnesota Lions Eye Bank. Dr. Lindstrom holds 27 patents in ophthalmology in intraocular lens implant technology, corneal preservation, irrigation solutions, viscoelastic solutions, intracorneal lenses, and associated surgical instruments. Dr. Lindstrom serves on the editing board of a variety of medical journals, including Journal of Cataract and Refractive Surgery, Ophthalmic Surgery, European Journal of Implant and Refractive Surgery, Implants in Ophthalmology, Ocular Surgery News, Ophthalmology Times, and Journal Review of Ophthalmology. He is Chief Medical Advisor to Laser Vision Centers and Vision 21 Centers.

DIRECTORS' COMPENSATION

         The members of the Board of Directors do not receive any monetary compensation for their service as directors, but are eligible for reimbursement of their expenses incurred in connection with attendance at Board meetings in accordance with Company policy.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

         Based solely upon a review of filings made and other information available to it, the Company believes that each of the Company's present Section 16 reporting persons filed all forms required of them by Section 16(a) during the year 2003.

AUDIT COMMITTEE

         Currently, the Company's Audit Committee of the Board of Directors is comprised of three Directors as noted above. The Board of Directors believes that it has one "financial expert" (as defined in Regulation 228.401 (e) (1) (i)
(A) of Regulation S-B) serving on the Audit Committee. That individual is Mr. Adam Krupp, who would be considered as an "independent" director under Item7(d)(3) (iv) of Schedule 14A of the Securities Exchange Act of 1934.

CODE OF ETHICS

         The Company has adopted the Code of Ethics attached as Exhibit 14 to this Form 10-KSB for its officers and directors.

Item 10. EXECUTIVE COMPENSATION

         The following table summarizes the annual compensation paid to our named executive officers during the three years ended December 31, 2003:

                                                                                     Long Term Compensation
                                                                               -----------------------------------
                                                     Annual Compensation                      Awards
                                            ---------------------------------- ----------------------------------- -----------------
                                                                  Other Annual
                                                                  Compensation    Restricted        Securities         All Other
Name and Principal Position           Year  Salary ($)  Bonus ($)      ($)       Stock Awards   Underlying Options    Compensation
----------------------------------- ------- ---------- ---------- ------------ --------------- ------------------- -----------------

Randal A. Bailey,                     2003    165,000      -            6,800         -              200,000             62,500

President and Chief                   2002          -      -                -         -                                       -

Executive Officer (1)(2)              2001          -      -                -         -                    -                  -

Laurence M. Schreiber,                2003     97,000      -           22,500         -              200,000                  -

Chief Operating Officer,              2002          -      -                -         -                    -                  -
Treasurer, Secretary (2)              2001          -      -                -         -                    -                  -

Larry Hood,                           2003    122,500      -                -         -               75,000             83,333

Director of Research and              2002          -      -                -         -                    -                  -

Development, Chief Engineer (1)(2)    2001          -      -                -         -                    -                  -

         (1) During 2003, VisiJet issued 164,319 shares of common stock, and issued a two year promissory note in the amount of $150,000 to Mr. Bailey and 46,948 shares of common stock, and issued a one year promissory note in the amount of $100,000 to Mr. Hood in satisfaction of an aggregate of $700,000 of unpaid compensation accrued between 1999 and 2002. Amounts noted as All Other Compensation represent respective payments made by the Company pursuant to these promissory notes.

         (2) Messrs. Bailey, Schreiber, and Hood became President and CEO, Chief Operating Officer, Dir. of Research & Development respectively, on March 1, 2003 and earned consulting income from January to February 2003. Amounts noted as Other Annual Compensation represent respective consulting fees paid in 2003 prior to March 1, 2003. Messrs. Bailey, Schreiber, and Hood did not receive any compensation from VisiJet in 2001 and 2002.

Stock Options

         On November 10, 2003, the Board of Directors adopted the VisiJet, Inc. 2003 Stock Option Plan. The Option Plan provides for the grant of incentive and non-qualified stock options to selected employees, the grant of non-qualified options to selected consultants and to directors and advisory board members. The Option Plan is administered by the Compensation Committee of the Board of Directors and authorizes the grant of options for 3,000,000 shares. The Compensation Committee determines the individual employees and consultants who participate under the Plan, the terms and conditions of options, the option price, the vesting schedule of options and other terms and conditions of the options granted pursuant thereto.

         As of December 31, 2003, we had granted options to purchase 1,165,000 shares of Common Stock under the Option Plan, none of which have been exercised.

         The following table summarizes information concerning stock options granted to the named executive officers:

                                        Percent of
                                        Total
                        Number of       options/SARs
                        Securities      granted
                        underlying      to           Exercise
                        options/SARs    employees    or base
                        granted         in fiscal    price        Expiration
Name                    (#)             year         ($/Sh)       date
--------------------------------------------------------------------------------

Randal A. Bailey        200,000          17.17%      $1.10     November 10, 2014
Laurence M. Schreiber   200,000          17.17%      $1.10     November 10, 2014

         No named executive officer exercised options in the fiscal year ended December 31, 2003. The following table presents the number and values of exercisable and unexercisable options as of December 31, 2003:

                                  Number of
                                  securities                   Value of
                                  underlying                unexercised in-
                                  unexercised                  the-money
                                options/SARS at             options/SARs at
                                   FY-end (#)                  FY-end ($)
 Name                     Exercisable/Unexercisable   Exercisable/Unexercisable
-------------------------------------------------------------------------------

Randal A. Bailey                25,000/175,000              $6,000/$42,000
Laurence M. Schreiber           25,000/175,000              $6,000/$42,000

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The table below lists the beneficial ownership of our common stock, as of March 31, 2004, by each person known by us to be the beneficial owner of more than 5% of our common stock, by each of our directors and officers, and by all of our directors and officers as a group.

 Name and Address of                  Number of Shares             Percent
 Beneficial Owner                  Beneficially Owned(1)(2)        of Class
-------------------------------------------------------------------------------
Financial Entrepreneurs, Inc. (4)       3,383,001(3)               14.72%
300 South 4th Street
Las Vegas, Nevada 89101

Richard H. Keates, M.D.**                 400,000(3)                1.74%
20 Sutton Place South
New York, NY 10022

Randal A. Bailey **                       416,879(3)                1.83%
192 Technology, Suite Q
Irvine, CA 92618

Laurence Schreiber**                      150,000(3)                   *
192 Technology, Suite Q
Irvine, CA 92618

Adam Krupp**                               25,000(3)                   *
535 Eighth Avenue, 14th Floor
New York, NY 10018

Norman Schwartz**                          81,100(3)                   *
192 Technology, Suite Q
Irvine, CA 92618

Lance Doherty                           4,706,037(3)               20.04%
9342 Jeronimo Road
Irvine, CA 92618

David E. Eisenberg Trust (5)            2,975,000(3)               12.19%
520 Madison, 38th Floor
New York, NY 10022

Lewis Family Interest, LP (6)           1,975,000(3)                8.43%
520 Madison, 38th Floor
New York, NY 10022

All directors and executive
 officers as a group (5 persons)        1,072,979(3)                4.63%
-------------------------------------------------------------------------------

* Denotes less than one percent.

(1) Except as set forth, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(2) Applicable percentage of ownership is based on shares outstanding as of March 31, 2004, together with applicable warrants and options for such stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares.

(3) Includes shares issuable upon exercise of currently exercisable options or warrants.

(4) Controlled by Norton Cooper

(5) Controlled by David E. Eisenberg

(6) Controlled by Peter C. Lewis

** Denotes Member of the Board of Directors.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Financial Entrepreneurs Incorporated ("FEI"), which beneficially owns in excess of 5% of the outstanding shares of common stock of the Company, has funded certain expenditures of the Company. In April 2002, the Company issued a Promissory Note to FEI for amounts loaned to the Company, bearing an interest rate of 7.5% per annum. As of December 31, 2003, current amount due to related parties in the Company's balance sheet amounts to $278,659, including accrued interest of $28,534.

         In February 2003, FEI converted a promissory note held by it into 378,997 shares of Common Stock, at a conversion rate of $1.00 per share. Also in February of 2003, pursuant to an agreement entered into in connection with the merger, FEI cancelled 7,957,000 shares of Company Common Stock owned by it, and the Company issued FEI a five year warrant to purchase 1,543,000 shares of Common Stock at an initial exercise price of $5.00 per share.

         During 2003, the Company paid finders' fees totaling $52,500 to FEI in connection with amounts raised through private equity placements by the Company. In addition, during 2003 the Company recorded consulting expenses totaling $75,000 to FEI, that were added to an outstanding note payable, and reimbursed it for travel expenses related to business of the Company totaling $19,279.

         In February of 2003, the Company issued 164,319 shares of Common Stock to Randal A. Bailey, its President and Chief Executive Officer, in cancellation of $350,000 of unpaid salary. The Company also issued Mr. Bailey a two year promissory note for $150,000 in satisfaction of unpaid salary. The note bears interest at a rate of 3.5% per annum, and calls for twenty-four equal monthly installments. As of December 31,2003, the current amount due to Mr. Bailey was $91,219, including $3,719 of accrued interest.

         In February 2003, the Company issued five-year warrants to purchase 25,000 shares of its Common Stock at an exercise price of $3.00 per share, each to Laurence Schreiber, a director and officer of the Company, and to Thomas F. DiMele, a former officer of the Company, pursuant to an agreement entered into in connection with the merger.

         During 2003, the Company began making consulting payments of $2,500 per month to a corporation controlled by Norman Schwartz, a director of the Company. In June of 2003, the payments were increased to $5,000 per month. Through December 31, 2003 consulting fees and related expenses totaling $41,250 and $2,604, respectively, were expensed, of which $2,500 is included in accounts payable at December 31, 2003. In addition, in September 2003, the Company issued 150,000 shares of common stock to the corporation for services provided by in connection with the finalization of the Merger Agreement. In connection with the issuance of these shares, the Company recorded consulting expenses of $225,000, based on the fair market value of the common stock at the date of issuance. Subsequent to the issuance of these shares, beneficial ownership with respect to 100,000 of the shares was transferred to Laurence Schreiber, a director and officer of the Company.

         In February 2003, the Company entered into a consulting agreement with Richard Keates, M.D., a director of the Company. Pursuant to this agreement, Dr. Keates receives a monthly retainer of $5,000, plus a fee of $1,500 per day for consulting work performed. Through December 31, 2003 consulting fees and related expenses totaling $118,000 and $24,581, respectively, were recorded pursuant to this agreement, of which $14,721 is included in accounts payable at December 31, 2003.

         In February 2003, the Company paid consulting fees in the amount of $110,000 to a corporation controlled by Peter Lewis and David Eisenberg, two shareholders, each of whom own beneficially in excess of 5% of the outstanding shares of common stock of the Company, related to services provided in connection with the finalization of the Merger Agreement. In April 2003, the Company entered into a consulting agreement with this corporation, pursuant to which it is entitled to receive a monthly fee of $15,000; however, payment of accrued fees is not due until such time as the Company has a minimum cash balance of $2.5 million. Through December 31, 2003 a total of $135,000 in fees has been expensed and accrued pursuant to this agreement. During 2003, the Company recorded finders' fee expenses totaling $30,000 for amounts earned by Peter Lewis and the corporation in connection with private equity placements by the Company. Of the total finders' fees earned, $15,000 was paid during 2003 and $15,000 is included in accrued expenses at December 31, 2003.

         In July 2003, Richard H. Keates, M.D., a director of the Company, purchased 100,000 shares of the Company's common stock in a private placement of equity securities for $100,000. In connection with this investment, Dr. Keates also received 100,000 5-year warrants to purchase common stock at an exercise price of $2.25.

         In November 2003, directors Richard H. Keates, M.D., Norman Schwartz, and Adam Krupp were granted 200,000, 75,000 and 25,000 10-year options, respectively, to purchase shares of the company's common stock at an exercise price of $1.10.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

   2.1 Second Amended and Restated Agreement and Plan of Merger, dated December 20, 2002 among Ponte Nossa Acquisition Corp., VisiJet, Inc., and VisiJet Acquisition Corporation (1)

   2.2 Amendment No. 1, dated January 15, 2003, to Second Amended and Restated Agreement and Plan of Merger (2)

   3.1   Restated Certificate of Incorporation of the Company (3)

   3.2   Amended and Restated Bylaws (4)

   10.1 Patent License Agreement between SurgiJet, Inc. and VisiJet, Inc., dated October 23, 1998 (4)

   10.2  Amendment No. 1 to Patent License Agreement, dated November 6, 2002 (3)

   10.3 Technology License Agreement between SurgiJet, Inc. and VisiJet, Inc., dated October 23, 1998 (4)

   10.4 Amendment No. 1 to Technology License Agreement, dated November 6, 2002 (3)

   10.5 Trademark License Agreement between SurgiJet, Inc. and VisiJet, Inc., dated October 23, 1998 (4)

   10.6  Amendment No. 1 to Trademark License Agreement, dated November 6, 2002
         (3)

   10.7  Warrant, dated February 11, 2003, issued to PCL Associates (4)

   10.8  Warrant, dated February 11, 2003, issued to David E. Eisenberg Trust
         (4)

   10.9  Warrant, dated February 11, 2003, issued to Laurence Schreiber (4)

   10.10 Warrant, dated February 11, 2003, issued to Financial Entrepreneurs Incorporated (4)

   10.11 Stock Purchase Agreement, dated April 14, 2004, between the Company and SBI Brightline II, LLC

   10.12 Stock Purchase Agreement, dated April 14, 2004, between the Company and Trilogy Investment Fund I LLC

   10.13 Form of Stock Purchase Warrant Used in February 2004 Private Placement

   10.14 Form of 24% Secured Subordinated Debenture Used in February 2004 Private Placement

   14    Code of Ethics

   31.1 Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2  Certificate of Treasurer (principal financial officer) pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.2  Certificate of Treasurer (principal financial officer) pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference from Report on Form 8-K of the Company, Dated December 20, 2002, filed on January 7, 2003

(2) Incorporated by reference from Report on Form 8-K of the Company, dated February 11, 2003, filed on February 14, 2003

(3) Incorporated by reference from Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003

(4) Incorporated by reference from Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

(b) Reports on Form 8-K

        Report on Form 8-K, dated September 23, 2003 filed on September 23, 2003
               (Item 5)

        Report on Form 8-K, dated February 11, 2003, filed on February 5, 2004
               (Item 4)

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Summarized below is the aggregated amount of various professional fees billed by our principal accountants, Peterson & Co., LLP with respect to the last two fiscal years:

                                                           2003          2002
                                                         ---------     ---------
Audit fees                                               $ 94,348      $ 13,125
Audit - related fees                                       12,913            --
Tax fees                                                   12,163            --
All other fees, including tax
    consultation and preparation                              --             --
                                                         ---------     ---------
                                                         $119,424      $ 13,125

All audit fees were approved by our audit committee and board of directors. Peterson & Co. did not provide any non-audit services other than tax services to the Company.

During 2002, prior to completion of the Merger Agreement, the Company employed Mendoza Berger & Company LLP as its principal accounts. The summary below presents amounts billed with respect to the last two fiscal years:

                                                           2003           2002
                                                         ---------     ---------
Audit fees                                               $     --      $ 69,984
Audit - related fees                                        1,362            --
Tax fees                                                       --            --
All other fees, including tax
    consultation and preparation                               --            --
                                                         ---------     ---------
                                                         $  1,362      $ 69,984

                                  VisiJet, Inc.
                          (A Development Stage Company)

                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----

REPORT OF PETERSON & Co. LLP, INDEPENDENT AUDITORS.......................  F-1

FINANCIAL STATEMENTS

         BALANCE SHEETS..................................................  F-2

         STATEMENTS OF OPERATIONS........................................  F-3

         STATEMENTS OF SHAREHOLDERS' EQUITY..............................  F-4

         STATEMENTS OF CASH FLOWS........................................  F-5

         NOTES TO FINANCIAL STATEMENTS...................................  F-6

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
VISIJET, INC.
(A Development Stage Company)
Irvine, California

We have audited the accompanying balance sheets of VisiJet, Inc. (A Development Stage Company) as of December 31, 2003 and 2002, and the related statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Visijet, Inc. (A Development Stage Company) as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended and for the period from February 2, 1996 (inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, Visijet, Inc. (A Development Stage Company) has reported accumulated losses during the development stage aggregating $10,776,219 and without additional financing, lacks sufficient working capital to fund operations beyond March 2004, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Peterson & Co., LLP
March 26, 2004 (except for Note 14 for which the date is April 14, 2004)

                                       Visijet, Inc.
                               (A development stage company)
                                       Balance Sheet

                                                                                        December 31,
                                                                                   2003            2002
                                                                              -------------   -------------
ASSETS

Current assets:
     Cash and cash equivalents                                                $     35,879    $        960
     Prepaid expenses                                                               88,749              --

                                                                              -------------   -------------
        Total current assets                                                       124,628             960

     Property and equipment, net                                                   104,440          47,443

     Patents and trademarks, net                                                    97,244              --
                                                                              -------------   -------------

        Total assets                                                          $    326,312    $     48,403
                                                                              =============   =============

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
     Accounts payable                                                         $    679,885    $    196,985
     Compensation settlement agreement - current portion                            86,708         595,833
     Accrued interest                                                              109,232         160,837
     Accrued expenses                                                              481,106         130,469
     Royalty payable                                                                60,000          60,000
     Notes payable to related parties                                              681,442       1,543,843
     Notes payable - current portion                                                14,000              --
                                                                              -------------   -------------
        Total current liabilities                                                2,112,373       2,687,967

     Compensation settlement agreement, net of current portion                      17,458         104,167
     Notes payable to related parties, net of current portion                       87,144              --
                                                                              -------------   -------------
        Total liabilities                                                        2,216,975       2,792,134
                                                                              -------------   -------------

Shareholders' deficit:
     Common stock, no par value; no shares authorized or issued at December 31, 2003, and 10,000,000 shares authorized;
        7,997,735 shares issued and outstanding at December 31, 2002,                   --         615,248
     Common stock, 50,000,000 shares authorized, $.001 par value,
        21,691,163 shares issued and outstanding at December 31, 2003, and
        no shares authorized or issued at December 31, 2002                         21,691              --
     Preferred stock, 10,000,000 shares authorized, $.001 par value, no shares outstanding at December 31, 2003 and no shares authorized
        or issued at December 31, 2002                                                  --              --
     Preferred stock, no par value; 5,000,000 shares authorized;
        no shares outstanding at December 31, 2003
        140,306 Series A shares issued and outstanding at December 31,2002,             --         550,000
        no shares outstanding at December 31, 2003
        636,364 Series B shares authorized; 363,946 shares issued and
        outstanding at December 31, 2002,                                               --       1,908,088
     Additional paid in capital                                                  7,845,365
     Common stock subscriptions                                                  1,018,500              --
     Deficit accumulated during development stage                              (10,776,219)     (5,817,067)
                                                                              -------------   -------------
        Shareholders' deficit                                                   (1,890,663)     (2,743,731)
                                                                              -------------   -------------
Total liabilities and shareholders' deficit                                   $    326,312    $     48,403
                                                                              =============   =============

   The accompanying notes are an integral part of these financial statements

                                      F-2

                                            Visijet, Inc.
                                    (A development stage company)
                                      Statements of Operations

                                                                                   For the period
                                                Twelve months ended December 31,  February 2, 1996
                                                                                   (inception) to
                                                    2003              2002          Dec 31, 2003
                                                -------------     -------------     -------------
Operating expenses:
     General and administrative expenses        $  3,736,604      $    751,717      $  5,568,736
     Research and development expenses             1,256,259           294,736         4,858,009
                                                -------------     -------------     -------------
          Total operating expenses                 4,992,863         1,046,453        10,426,745
                                                -------------     -------------     -------------
Loss from operations                              (4,992,863)       (1,046,453)      (10,426,745)
Other income (expense):
     Interest income                                     455                                 455
     Interest expense                                (56,247)         (131,319)         (364,245)
     Gain on debt restructure                         90,303                              90,303
     Loss on judgment                                                                    (21,483)
     Loss on disposal of assets                                        (48,104)          (48,104)
                                                -------------     -------------     -------------
          Total other expense                         34,511          (179,423)         (343,074)
                                                -------------     -------------     -------------
Loss before provision for taxes                   (4,958,352)       (1,225,876)      (10,769,819)
Provision for Income taxes                               800               800             6,400
                                                -------------     -------------     -------------
Net loss                                        $ (4,959,152)     $ (1,226,676)     $(10,776,219)
                                                =============     =============     =============
Net loss per common share - basic and diluted   $      (0.27)     $      (0.16)     $      (2.01)
                                                =============     =============     =============

Basic and diluted weighted average
 number of common shares outstanding               18,606,352         7,811,809         5,351,763
                                                =============     =============     =============

              The accompanying notes are an integral part of these financial statements

                                                 F-3

                                  Visijet, Inc.
                          (A development stage company)
                        Statement of Shareholders' Equity

                                                                                                        Deficit
                                                                                                      Accumulated         Net
                               Common Stock         Preferred Stock         Common       Additional    during the     Shareholders'
                        ----------------------- -----------------------     Stock         Paid In      Development       Equity
                          Shares      Amount       Shares     Amount      Subscription    Capital         Stage         (Deficit)
                        ----------- ----------- ---------- ------------  -------------  -------------  -------------   -------------
Balance,
 December 31, 2002       7,997,735  $  615,248    504,252  $ 2,458,088             --             --   $ (5,817,067)   $ (2,743,731)
                        =========== =========== ========== ============  =============  =============  =============   =============

Common stock issued
 for consideration
 of merger, net of
 shares cancelled        6,084,000       6,084         --           --             --   $      8,058             --          14,142
Common stock issued
 in connection with
 private placement
 and debt conversion     3,528,481       3,528         --           --             --      1,130,152             --       1,133,680
Common stock issued
 upon conversion of
 preferred shares          826,530    (606,424)  (504,252)  (2,458,088)            --      3,064,512             --              --
Common stock issued in
 connection with debt
 conversion                378,997         379         --           --             --        378,618             --         378,997
Common stock issued in
 connection with
 settlement agreements     211,267         211         --           --             --        449,789             --         450,000
Common stock issued for
 services                   60,069          60         --           --             --          1,141             --           1,201

Common stock canceled     (204,409)       (204)        --           --             --            204             --              --

Common stock issued
 in connection with
 post-merger placements  2,712,500       2,713         --           --             --      2,689,777             --       2,692,490

Costs of private
 placements                     --          --         --           --             --       (228,700)            --        (228,700)

Common stock given
 for services              150,000         150         --           --             --        224,850             --         225,000

Common stock
 subscriptions                  --          --         --           --   $  1,018,500             --             --       1,018,500

Merger shares
 reconciliation            (54,007)        (54)        --           --             --             54             --              --

Warrants issued
 for services                   --          --         --           --             --         33,483             --          33,483

Options issued
 for services                   --          --         --           --             --         93,427             --          93,427

Net Loss                        --          --         --           --             --             --     (4,959,152)     (4,959,152)

                        ----------- ----------- ---------- ------------  -------------  -------------  -------------   -------------
Balance,
 December 31, 2003      21,691,163   $  21,691         --           --   $  1,018,500   $  7,845,365   $(10,776,219)   $ (1,890,663)
                        =========== =========== ========== ============  =============  =============  =============   =============

The accompanying notes are an integral part of these financial statements

                                                                 F-4

                                       Visijet, Inc.

                               (A development stage company)
                                 Statements of Cash Flows

                                                                                                   For the period
                                                                                                  February 2, 1996
                                                                  Twelve months ended December 31, (inception) to
                                                                       2003             2002      December 31, 2003
                                                                   -------------   -------------   -------------
Cash flows from operating activities
   Net loss                                                        $ (4,959,152)   $ (1,226,676)   $(10,776,219)
Adjustment to reconcile net loss to net
cash used by operating activities:
Depreciation                                                             23,949          13,627         312,311
Loss from disposal of fixed assets                                           --          48,104          48,104
Common stock issued for services                                        353,111           6,487         455,468
   Gain from Debt Restructure                                           (90,303)             --         (90,303)
Changes in assets and liabilities:                                           --              --
   Prepaid expenses                                                     (88,749)             --         (88,749)
   Accounts payable and other accrued expenses                          482,900         (33,172)        679,885
   Compensation settlement agreement                                   (145,834)        291,651         104,166
   Royalties payable                                                         --          60,000          60,000
   Foreign exchange effect on notes payable                               3,121              --           3,121
   Accrued fees                                                         180,848              --         181,648
   Accrued paid time off                                                 55,191              --          55,191
   Accrued judgment                                                      39,598              --         169,267
   Accrued patent payable                                                75,000              --          75,000
   Accrued interest                                                      40,044          42,389         200,881
                                                                   -------------   -------------   -------------
Net cash used by operating activities                                (4,030,276)       (797,590)     (8,610,229)
                                                                   -------------   -------------   -------------

Cash flows from investing activities
   Acquisition of property and equipment                                (78,190)         (4,633)       (462,099)
   Acquisition of patents                                              (100,000)             --        (100,000)
                                                                   -------------   -------------   -------------
Net cash used in investing activities                                  (178,190)         (4,633)       (562,099)
                                                                   -------------   -------------   -------------

Cash flows from financing activities
   Advance from related party                                           337,543         830,665       1,908,868
   Repayment of advances from related parties                          (185,138)        (27,482)       (212,620)
   Repayment of notes payable                                           (20,000)             --         (20,000)
   Proceeds from issuance of common stock, net                        3,027,790              --       3,990,681
   Proceeds from common stock subscriptions                           1,018,500              --       1,018,500
   Proceeds from issuance and conversion of preferred stock, net             --              --       2,458,088
   Cash acquired in reverse merger                                       30,693              --          30,693
   Interest converted to equity in connection with merger                33,997              --          33,997
                                                                   -------------   -------------   -------------
Net cash provided by financing activities                             4,243,385         803,183       9,208,207
                                                                   -------------   -------------   -------------

Net increase in cash                                                     34,919             960          35,879

Cash, beginning of period                                                   960              --              --

                                                                   -------------   -------------   -------------
Cash, end of period                                                $     35,879    $        960    $     35,879
                                                                   =============   =============   =============

Supplemental disclosures of cash flow information
Conversion of Debt to Equity                                          1,398,677
 Conversion of Series A preferred stock to common stock                 550,000
Conversion of Series B preferred stock to common stock                1,908,088
Fair value of net liabilities assumed at date of reverse merger         189,458

The accompanying notes are an integral part of these financial statements

                                           F-5

                                  VISIJET, INC.
                         (A DEVELOPMENT STAGE COMPANY )
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS
-----------------------------

         VisiJet, Inc. ("VisiJet", or "the Company"), a Delaware corporation, is a development stage company engaged in the research and development of surgical equipment for use in the field of ophthalmology based on proprietary waterjet technology. Potential customers include physicians, surgical centers and hospitals. The Company's efforts through December 31, 2003, have been principally devoted to organizational activities, raising capital and research and development efforts. To date, the Company has not received any revenues from product sales.

         HISTORY AND MERGER

         The Company was incorporated in California on February 2, 1996 as a wholly owned subsidiary of SurgiJet, Inc ("SurgiJet"). In May 1999, the Company was spun off from SurgiJet through a distribution of common stock to its shareholders, after which SurgiJet had no remaining ownership interest in the Company. In connection with this spin-off transaction, certain operating assets and liabilities were assumed by the Company.

         On February 11, 2003 the Company completed a merger with Ponte Nossa Acquisition Corp., a Delaware corporation incorporated in 1997 ("PNAC"). Pursuant to the merger agreement between VisiJet and PNAC (the "Merger Agreement"), the Company became a wholly owned subsidiary of PNAC. Since this transaction resulted in the shareholders of Visijet acquiring a majority of the outstanding shares of PNAC, for financial reporting purposes the business combination was accounted for as a recapitalization of PNAC (a reverse acquisition with the Company as the accounting acquirer). Subsequently, PNAC changed its name to Visijet, Inc. See Note 7.

         As a result of the merger, the following assets were acquired and liabilities were assumed:

                  Assets:
                    Cash                                       $   30,693
                  Liabilities:
                    Notes payable to related parties             (220,151)
                                                               -----------

                  Net liabilities assumed                      $ (189,458)
                                                               ===========

         GOING CONCERN

         The Company has incurred net operating losses since inception, has generated no revenue, and has working capital and stockholders' deficits. The Company is likely to incur substantial and increasing operating losses as it continues its research and development efforts until such time, if ever, as product sales, royalties, license and development and other fees can generate sufficient revenue to fund its continuing operations. The Company's future capital requirements will depend on many factors, including but not limited to the Company's ability to finalize development and successfully market its waterjet technology, overall product development costs including the cost of clinical trials and competing technological and market developments.

         To address the going concern issue, the Company has been attempting to secure additional financing that will be adequate to fund its operations until such time as sufficient revenue from product sales or other operating activities are being generated. In this regard, as discussed in more detail in Note 14, in April 2004, the Company entered into two stock purchase agreements, that if finalized and funded, would result in initial gross proceeds to the Company of $9.5 million. Completion of this financing, and receipt of funding by the Company, is contingent on the effectiveness of a Registration Statement, which the Company has recently filed with the United States Securities and Exchange Commission covering the resale of the shares of common stock and the shares of common stock underlying the warrants. Whereas the Company believes that the funding contemplated by these stock purchase agreements will be obtained in a timely manner, there can be no assurances that the Registration Statement will be declared effective, or that the anticipated proceeds will be received by the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

         RESEARCH AND DEVELOPMENT COSTS

         Research and development costs are charged to expense as incurred. Certain corporate overhead expenses, such as professional fees, salaries, rent and travel are allocated to research and development based on estimates made by management.

         STOCK-BASED COMPENSATION

         The Company measures compensation expense related to the grant of stock options and stock-based awards to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, under which compensation expense, if any, is generally based on the difference between the exercise price of an option, or the amount paid for the award and the market price or fair value of the underlying common stock at the date of the award. Stock-based compensation arrangements involving non-employees are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," under which such arrangements are accounted for based on the fair value of the option or award. The Company adopted the disclosure requirements of SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE," an amendment of SFAS No. 123 as of January 1, 2003, which require certain disclosures about stock-based employee compensation plans in an entity's accounting policy note.

         Those disclosures include a tabular format of pro forma net income and, if applicable, earnings per share under the fair value method if the intrinsic value method is used in any period presented.

         The adoption of SFAS No. 148 did not have a material impact to these consolidated financial statements and the disclosure requirements are included below.

         On November 10, 2003, the Board of Directors adopted the VisiJet, Inc. 2003 Stock Option Plan. The Option Plan provides for the grant of incentive and non-qualified stock options to selected employees, the grant of non-qualified options to selected consultants and to directors and advisory board members. The Option Plan is administered by the Compensation Committee of the Board of Directors and authorizes the grant of options for 3,000,000 shares. The Compensation Committee determines the individual employees and consultants who participate under the Plan, the terms and conditions of options, the option price, the vesting schedule of options and other terms and conditions of the options granted pursuant thereto.

         During the fourth quarter of 2003, the Company issued 125,000 stock options to consultants to purchase the Company's common stock in exchange for services rendered. The Company has accounted for these issuances in accordance with SFAS No. 123 and has recorded an expense of $93,427 representing the fair value of the options using a Black-Scholes option-pricing model. The options are exercisable at price of $1.10 per share and have a term of 10 years.

         Also during the fourth quarter of 2003, the Company issued options to employees and directors to purchase 1,040,000 shares of its common stock, at an exercise price of $1.10. All options granted during the period have a term of ten years and were issued at an exercise price equal to the market value of the underlying stock at the date of grant. As of December 31, 2003 a total of 1,165,000 options to purchase shares of the Company's common stock were outstanding pursuant to the 2003 Plan.

         A summary of changes in common stock options during 2003 and 2002 follows:

                                           Number of   Weighted Average  Exercisable
                                             Shares     Exercise Price     Shares
                                           -----------------------------------------
         Outstanding at December 31, 2002          --           --              --
               Granted                      1,165,000     $   1.10         390,000
               Forfeited                           --           --              --
               Cancelled                           --           --              --
         Outstanding at December 31, 2003   1,165,000     $   1.10         390,000

         SFAS No. 123 requires the Company to provide pro forma information regarding net income (loss) and income (loss) per share as if compensation cost for the Company's stock option issuances had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal 2003: dividend yield of zero percent, risk-free interest rate of 3.29%, expected life of five years, and expected volatility of 83.82%.

         Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's pro forma net loss and loss per share for the years ended December 31, 2003 and 2002 would have been as follows:

                                                     2003               2002
          Net Loss:
              As reported                        $ (4,959,152)     $ (1,226,676)
              SFAS No. 123 effect                    (308,724)               --
                                                 -------------     -------------
         Pro forma net loss                      $ (5,267,876)     $ (1,226,676)
                                                 =============     =============

          Loss per share:
              As reported                        $      (0.27)     $      (0.16)
                                                 =============     =============
              Pro forma                          $      (0.28)     $      (0.16)
                                                 =============     =============

         Basic and diluted weighted
           average shares outstanding              18,606,352         7,811,809
                                                 =============     =============

         The following table summarizes information about stock options outstanding at December 31, 2003:

                                    Weighted
                                    Average     Weighted               Weighted
                                   Remaining    Average                Average
            Exercise     Number      Life in     Exercise    Number     Exercise
             Price    Outstanding    Years        Price   Exercisable   Price

               $1.10   1,165,000     9.83         $1.10    390,000      $1.10

         SEGMENT INFORMATION

         The Company complies with SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" that requires public business enterprises to report information regarding reportable operating segments. SFAS No. 131 supersedes SFAS No. 14, "FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE."

         During 2003 and 2002, the Company had only one primary business unit, the research and development of ophthalmic surgical instruments. Accordingly, separate operating segment information is not being presented.

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

         IMPAIRMENT OF LONG-LIVED ASSETS

         The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

         LOSS PER SHARE

         The Company calculates loss per share in accordance with SFAS No. 128, "EARNINGS PER SHARE," and Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 98. Accordingly, basic loss per share is computed using the weighted average number of common shares and diluted loss per share are computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options, using the treasury stock method, or warrants; common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

         INCOME TAXES

         The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         RECLASSIFICATIONS

         Certain reclassifications have been made to the financial statements of the prior year and for the period February 2, 1996 (inception) to December 31, 2003 in order to conform to current year presentation.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In November 2002, the FASB issued Interpretation No. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS" - an interpretation of SFAS Nos. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Implementation of these provisions of the Interpretation is not expected to have a material impact on the

         Company's consolidated financial statements. The disclosure requirements of the Interpretation are effective for financial statements of interim or annual periods ended after December 15, 2002, and have been adopted in the accompanying consolidated financial statements with no additional disclosure required.

         In December 2002, FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION, TRANSITION AND DISCLOSURE ("SFAS 148"). SFAS 148 amends the disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 also amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. As the Company has decided not to voluntarily adopt the SFAS 123 fair value method of accounting for stock-based employee compensation, the new transition alternatives of SFAS 148 will not have a material impact on its financial position or results of operations. The Company adopted the quarterly footnote disclosure of the fair value based method of accounting for stock-based employee compensation as of the beginning of fiscal 2003, although no options were issued by the Company until the fourth quarter of 2003.

NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

         At December 31, property and equipment consist of the following:

                                                           2003          2002
                                                        ----------    ----------
                  Computer and test equipment           $  82,584     $  21,833
                  Furniture and fixtures                   33,505        16,067
                  Trade show equipment                     47,002        47,002
                                                        ----------    ----------
                                                          163,091        84,902
                  Less: Accumulated depreciation          (58,651)      (37,459)
                                                        ----------    ----------
                                                        $ 104,440     $  47,443
                                                        ==========    ==========

         Depreciation expense for the years ended December 31, 2003 and 2002 amounted to $21,193 and $13,627, respectively. Depreciation expense for the period from February 2, 1996 (inception) to December 31, 2003 was $309,555.

NOTE 4 - LICENSE AGREEMENT
--------------------------

         During 2003, the Company entered into a license agreement with the inventor of a patented technology through which the Company obtained exclusive worldwide rights for all medical applications for the technology that provides for the sterile flow of fluid through a surgical water jet apparatus. The purchase price of the license has been capitalized and is being amortized on a straight-line basis over the remaining life of the patent. The license agreement provides for royalty payments based on the sale of products utilizing licensed technology and for minimum annual royalty payments. See Note 6 - Commitments.

         At December 31, license agreements consist of:

                                                           2003           2002
                                                         ----------    ---------
                  License agreements                     $ 100,000     $     --
                  Less: accumulated amortization            (2,756)          --
                                                         ----------    ---------
                                                         $  97,224     $     --
                                                         ==========    =========

         Amortization expense for the years ended December 31, 2003 and 2002 amounted to $2,756 and $0, respectively. Amortization expense for the period from February 2, 1996 (inception) to December 31, 2003 was $2,756.

NOTE 5 - NOTES PAYABLE - RELATED PARTIES
----------------------------------------

         SURGIJET, INC.

         On October 23, 1998, the Company issued a demand promissory note in the amount of $400,000 in favor of SurgiJet, Inc., a company then related through common shareholders. Interest accrued on the unpaid principal at a variable interest rate based on the prime rate totaled $139,955 on February 11, 2003. In connection with the Merger Agreement, an amendment to the note was executed on February 11, 2003 under which the accrued interest was reduced to $49,652 and scheduled principal and interest payments were established. Under the amended note, the first payment of $30,000 was due on February 11, 2003 with equal monthly installments of $15,000, including interest due on the first of each month, and all outstanding principal and interest is due and payable upon successful completion of the Company's 2002 financial statements. As a result of the amendment, the Company recorded a $90,303 gain based on the difference between the total accrued interest expense included on the amended note and the total interest of $139,955 previously accrued. Through December 31, 2003 payments totaling $45,000 were made by the Company, resulting in an outstanding principal balance of $360,976 at December 31, 2003, of which $87,144 is classified as long-term debt, and accrued interest payable of $43,676.

         As discussed more fully at Note 11, the validity of the underlying note, as well as the amended note is disputed by the Company, and is a subject of on-going litigation between the Company and SurgiJet. Pending the outcome of the litigation, the Company ceased making scheduled payments on this note.

         DENTAJET, INC.

         During 2002, the Company entered into a promissory note for a principal sum of $91,000, plus interest at the rate of 10% per annum with DentaJet Inc. ("DentaJet"), a Company then related through common shareholders. During 2002, the Company borrowed an additional $70,000 from, and made payments totaling $27,482 to DentaJet, resulting in an outstanding principal balance of $133,518 at December 31, 2002. Interest expense related to this note totaling $9,567 was recorded by the Company in 2002, and was included in accrued interest payable at December 31, 2002. During 2003, the Company borrowed an additional $2,000 from DentaJet, and recorded interest expense totaling $15,178 related to this note. As of December 31, 2003 the outstanding principal balance and accrued interest payable on this noted totaled $135,518 and $24,745, respectively. Pursuant to the Merger Agreement, the loan is due and payable upon successful completion of an independent audit of the Company's 2002 financial statements.

         As discussed more fully at Note 11, the validity of this note is being disputed by the Company, and is a subject of on-going litigation between the Company and SurgiJet.

         FINANCIAL ENTREPRENEURS, INC. ("FEI")

         During 2002 the Company entered into a promissory note agreement with FEI, a significant shareholder of the Company. The note was due on demand and was non-interest bearing. In connection with the Merger Agreement, FEI converted the outstanding note balance at the date of the merger, $378,997 into 378,997 shares of the Company's common stock. There was no beneficial conversion feature on this note.

         In connection with the Merger Agreement, the Company assumed a promissory note during 2003 originally entered into between PNAC and FEI during 2002. The note is payable on demand and bears interest at an annual rate of 7.5%. Upon consummation of the merger in February 2003, the outstanding principal and accrued interest payable balances were $206,649 and $11,462, respectively. During 2003, the Company added net borrowings of $43,476 to the note, and accrued additional interest expense of $17,072, resulting in an outstanding principal balance and accrued interest payable balances at December 31, 2003 of $250,125 and $28,534, respectively.

         SHAREHOLDERS

         During 2002, the Company entered into a promissory note with Lance Doherty, a significant shareholder of the Company, for a principal sum of $19,000 plus interest at the rate of 10% per annum. As of December 31, 2003 the outstanding principal balance of this note was $19,000, and accrued interest payable totaled $3,920. Pursuant to the Merger Agreement, this note is due and payable upon successful completion of an independent audit of the Company's 2002 financial statements. As discussed more fully at Note 11, the validity of this note is being disputed by the Company, and is a subject of on-going litigation between the Company and Mr. Doherty.

         In addition, during 2002 the Company recorded a liability of $2,967 related to expenses paid by Rex Doherty, a significant shareholder of the Company. Pursuant to the Merger Agreement, this liability, plus interest at the rate of 10% per annum, is due and payable upon successful completion of an independent audit of the Company's 2002 financial statements. At December 31, 2003, the outstanding liability and accrued interest payable related to this debt are $2,967 and $298, respectively. As discussed more fully at Note 11, the validity of this liability is being disputed by the Company, and is a subject of on-going litigation between the Company and Mr. Doherty.

         PONTE NOSSA ACQUISITION CORPORATION ("PNAC")

         During 2002, the Company entered into various loan agreements with PNAC to provide funding to facilitate transactions contemplated by the then pending merger with the Company. Principal and accrued interest on the notes were due on the earlier of i) the date on which the closing of the transactions of the merger agreement by and between the Company and PNAC, ii) termination of the merger agreement, iii) sale of the Company or iv) the maturity date. The notes were collateralized by a security interest in certain assets and common stock of the Company.

         At December 31, 2002, notes payable to PNAC consisted of the following:

         Note payable - PNAC
             Senior secured promissory notes,
             interest at 3% per annum, due May 2003                    $236,000
         Note payable - PNAC
             Working capital note, interest at 10% per annum,
             due August 2003                                            309,752
         Note payable - PNAC
             Milestone note payable,
             interest at 10% per annum, due August 2003                  97,606
                                                                       ---------
                                                                       $643,358
                                                                       =========

         At December 31, 2002, accrued interest payable on the above notes was $12,354.

         During 2003, prior to the completion of the Merger Agreement, the Company borrowed an additional $115,073, pursuant to the working capital note referenced above, and accrued additional interest expense in the amount of $2,495. As a result of the Merger Agreement, the outstanding principal and accrued interest payable balances related to these notes, in the aggregate amount of $773,280 were eliminated, and as of December 31, 2003 there are no remaining outstanding balances.

NOTE 6 - COMMITMENTS
--------------------

         OPERATING LEASES

         The Company leases approximately 5,100 square feet of office and laboratory space in Irvine, California at a total rent, inclusive of common area charges, of $7,600 per month under a lease that runs through April 20, 2004. Rent expense was $82,398 and $62,160 for the years ended

         December 31, 2003 and 2002, respectively. Rent expense for the period from February 2, 1996 (inception) to December 31, 2003 was $376,246. The Company also leases certain office equipment under operating leases.

         The approximate future minimum annual rental payments under operating leases as of December 31, 2003 are as fo1lows:

                  Year Ending December 31,
                  ------------------------

                           2004                               $ 31,037
                           2005                                  3,168
                           2006                                  3,168
                           2007                                  3,168
                           2008                                  1,188

         LICENSE AGREEMENTS

         Under the terms of the technology license agreements with SurgiJet, the Company is obligated to pay a royalty of 7% of revenues received from sales of the products, up to $400 million of revenues over the course of the agreements, and 5% of revenues thereafter. The license agreements with SurgiJet also provide for a minimum royalty of $60,000 per year that may be used as a credit toward payment future royalties due on product sales.

         Under the terms of the patent license agreement entered into during 2003, the Company is obligated to pay a royalty of 6% of net sales of products utilizing the licensed patent technology. The license agreement also provides for a minimum royalty of $24,000 per year that may be used as a credit toward payment future royalties due on product sales.

NOTE 7 - SHAREHOLDERS' EQUITY (DEFICIT)
---------------------------------------

         MERGER

         In connection with the completion of the Merger Agreement in February 2003, the Company agreed to issue a total of 8,600,000 shares of common stock and 1,720,000 warrants to purchase common stock in exchange for all of the outstanding common and preferred stock of Visijet prior to the merger, and in exchange for services rendered by three individuals prior to the merger. In addition, the Company issued an aggregate of 3,528,481 shares of common stock and warrants to purchase 4,528,481 shares of common stock at an initial exercise price of $1.00 per share (with the exercise price increasing by $0.50 per share each year) to certain private investors in connection with the conversion of debt totaling $569,680, and a private placement investment of $564,000, that occurred concurrently with the consummation of the merger.

         Based on a reconciliation of share activity recorded in connection with the merger, the Company recorded an adjustment during the fourth quarter of 2003 to reduce the number of outstanding shares of common stock by 54,007.

         Pursuant to the Merger Agreement, PNAC shareholders received a total of 6,084,000 shares of the Company's common stock upon consummation of the merger. In a separate agreement entered into in connection with the merger, FEI converted a promissory note held by it into 378,997 shares of common stock at a conversion rate of $1.00 per share. Also, FEI agreed to cancel 7,957,000 shares of the PNAC stock owned by it prior to completion of the Merger Agreement, and the Company issued FEI a five year warrant to purchase 1,543,000 shares of common stock at an exercise price of $5.00 per share.

         OTHER COMMON STOCK ACTIVITY

         In February 2003, the Company issued 211,267 shares of common stock to two employees in satisfaction of unpaid salary accrued prior to the merger. See Note 9 - Settlement Agreements and Loan Payable.

         In September 2003, the Company issued 150,000 shares of common stock to a consultant in connection with services rendered. See Note 13 - Related Party Transactions.

         During 2003, the Company issued 2,712,500 shares of common stock, and five year warrants to purchase 3,711,000 shares of the Company's common stock at an exercise price of $2.25 per share in connection with private equity placements. In addition, the Company recorded common stock subscriptions in the amount of $918,500 based on proceeds received from private placements for which the stock has not yet been issued, and reclassified $100,000 to common stock subscriptions based on pre-merger private placement funds received for which the stock has not yet been issued.

         OTHER WARRANT ACTIVITY

         During 2002 and 2003, PNAC issued common stock warrants to purchase 235,000 shares and 270,000 shares of common stock, respectively, in connection with private equity placements that occurred prior to completion of the Merger Agreement that remained outstanding subsequent to the merger. The warrants are exercisable for a period of five years at an exercise price of $2.50.

         Pursuant to an agreement entered into in connection with the merger, the Company issued a five-year warrants to purchase 25,000 shares of its common stock at an exercise price of $3.00, each to an officer of the Company and a former officer of PNAC.

         During 2003, the Company issued 5-year warrants to purchase 3,711,000 shares of its common stock, at an exercise price of $2.25 per share, in connection with private equity placements. In addition, during 2003, the Company issued 5-year warrants to purchase 45,000 shares of its common stock, at an exercise price of $1.23 per share, for services rendered to the Company. In connection with the 45,000 warrants issued for services rendered, the Company recorded consulting expense in the amount of $33,483 based on the fair value of the warrants using a Black-Scholes model valuation.

         The following table summarizes the number of outstanding common stock warrants in 2003 and 2002:

                                                               Weighted Average
                                                      Number    Exercise Price
                                                   ----------- -----------------
         Outstanding at December 31, 2001                   -            -
             Granted                                  235,000        $2.50
             Forfeited                                      -            -
             Exercised                                      -            -
                                                   ----------- -----------------

         Outstanding at December 31, 2002             235,000        $2.50
             Granted                               11,867,480        $2.53
             Forfeited                                      -            -
             Exercised                                      -            -

                                                   ----------- -----------------
         Outstanding at December 31, 2003          12,102,480        $2.53

         The following table summarizes additional information with respect to outstanding common stock warrants at December 31, 2003:

                            Number   Weighted Average Life    Number
         Exercise Price  Outstanding  Remaining in Months  Exercisable
         -------------- ------------ --------------------- -----------
            $1.00         4,528,480                  49     3,528,480
            $1.23            45,000                  55        45,000
            $2.25         3,711,000                  58     3,711,000

            $2.50           505,000                  46       505,000
            $3.00            50,000                  49        50,000
            $5.00         3,263,000                  49     3,263,000
                        ------------                       -----------
                         12,102,480                        11,102,480
                        ============                       ===========

NOTE 8 - INCOME TAXES
---------------------

         The provision for income taxes consist of the following for the years ended December 31:
                                                         2002           2001
                                                     ------------   ------------
                  Current:
                      Federal                        $        --    $        --
                      State                                  800            800
                                                     ------------   ------------
                           Total provision           $       800    $       800
                                                     ============   ============

         The components of the net deferred income tax assets are as follows as of December 31:
                                                         2003           2002
                                                     ------------   ------------
         Deferred income tax assets:
              Net operating loss carry forward       $ 4,192,639    $ 2,398,000
              Other temporary timing adjustments         400,764        257,000
                                                     ------------   ------------
                                                       4,593,403      2,655,000

         Deferred tax liability:
              State taxes                                (37,585)      (191,000)
                                                     ------------   ------------
         Deferred income tax asset, net before
              Valuation allowance                      4,555,818      2,464,000
              Less: valuation allowance               (4,555,818)    (2,464,000)
                                                     ------------   ------------

         Deferred income tax asset, net              $        --    $        --
                                                     ============   ============

         Since 1996, the company has generated a net operating loss (NOL) of approximately $5,404,011. The total carry forward amounts are available to offset future taxable income and expire in various years through 2022. The ability to use some or all of this carryforward is limited by future events such as a failure to generate positive taxable income or a change in ownership as stated under the rules of Internal Revenue Code Section 382.

         The net deferred tax asset is primarily associated with its net operating loss carryforwards, state taxes and other timing adjustments. The Company has recorded a valuation allowance for the entire amount due to the uncertainty surrounding the likelihood of the Company generating sufficient taxable income in the future.

NOTE 9 - SETTLEMENT AGREEMENTS AND LOAN PAYABLE
-----------------------------------------------

         On November 4, 2002, the Company entered into settlement agreements with Randal A. Bailey, its President and Chief Executive Officer, and Larry Hood, its Director of Engineering, related to accrued, but unpaid fees for consulting services previously rendered by them in the aggregate of $700,000. Under the agreements a total of $450,000 was converted into 211,267 shares of the Company's common stock based upon the closing price on the effective date the merger, of which Mr. Bailey received 164,319 shares and Mr. Hood received 46,948 shares. The balance owed of $250,000 was converted into two-year notes payable, that bear interest at an annual rate of 3.5% and provide for the principal to be paid over twenty-four equal installments. At December 31, 2003, the balance on these notes was $104,166, of which $17,458 is classified as long-term, and accrued interest payable was $6,330.

NOTE 10 - SELECTED QUARTERLY DATA

                                                  ------ Quarter Ended ------
         2003                March 31        June 30      September 30      December 31         Total
-----------------------   -------------   -------------   --------------   --------------   --------------

Expenses                  $ 814,387.00    $ 885,338.00    $1,239,737.00    $2,053,401.00    $4,992,863.00
                          -------------   -------------   --------------   --------------   --------------

Operating loss                (814,387)       (885,338)      (1,239,737)      (2,053,401)      (4,992,863)

Interest Expense               (14,336)        (17,037)          (5,944)         (18,930)         (56,247)
Other income (expense)              26             361           90,303             (732)          89,958
                          -------------   -------------   --------------   --------------   --------------

Net loss                  $   (828,697)   $   (902,014)   $  (1,155,378)   $  (2,073,063)   $  (4,959,152)
                          =============   =============   ==============   ==============   ==============

Loss per share            $      (0.06)   $     (0.046)   $      (0.056)   $       (0.10)   $       (0.27)
                          =============   =============   ==============   ==============   ==============

Weighted average shares
  Outstanding               14,171,631      19,533,294       20,468,856       21,179,696       18,606,352
                          =============   =============   ==============   ==============   ==============



NOTE 10 - SELECTED QUARTERLY DATA (CONTINUED)

                          Quarter Ended   Quarter Ended   Quarter Ended    Quarter Ended
        2002                March 31         June 30      September 30      December 31         Total
-----------------------   -------------   -------------   --------------   --------------   --------------

Expenses                       142,008         353,344          253,573          297,528        1,046,453
                          -------------   -------------   --------------   --------------   --------------

Operating loss                (142,008)       (353,344)        (253,573)        (297,528)      (1,046,453)

Interest Expense               (17,754)        (22,944)         (68,681)        (131,319)         (21,940)

Other income (expenses)             --              --               --          (48,904)         (48,904)
                          -------------   -------------   --------------   --------------   --------------

Net loss                  $   (159,762)   $   (376,288)   $    (275,513)   $    (415,113)   $  (1,226,676)
                          =============   =============   ==============   ==============   ==============

Loss per share            $     (0.020)   $     (0.048)   $      (0.040)   $      (0.052)   $       (0.16)
                          =============   =============   ==============   ==============   ==============

Weighted average shares
  Outstanding                7,713,943       7,817,735        7,817,735        7,916,811        7,811,809
                          =============   =============   ==============   ==============   ==============

NOTE 11 - CONTINGENCIES
-----------------------

         During 2003, the Company initiated litigation against SurgiJet, Inc., its former parent company, and certain directors, officers and shareholders of SurgiJet. The action was initially filed by the Company for a judicial determination that a $400,000 Promissory Note issued by the Company and payable to SurgiJet "SurgiJet Note"), prior to the completion of the Merger Agreement, is not enforceable, and for recovery of payments previously made on the note. Subsequently, a challenge of the validity of other notes payable carried on the Company's books at the effective date of the Merger Agreement, including notes to Dentajet, Lance Doherty (former President of VisiJet and beneficial owner of more than 5% of its outstanding Common Stock) and Rex Doherty was added to the litigation. SurgiJet and its principals filed a cross-action against the Company, and its directors and certain officers, seeking damages of approximately $800,000, rescission of the Merger Agreement, other specified damages, interest and attorney's fees.

         In the cross-complaint, SurgiJet and its principals allege breach of the Merger Agreement between the Company and SurgiJet, breach of an Assumption of Liabilities Agreement (including Notes Payable to DentaJet, Lance Doherty and Rex Doherty) entered into in connection with the Merger Agreement, and breach of the SurgiJet Note, along with fraud and unfair business practices.

         The Company's management believes that the cross-complaint is merely a diversionary effort by SurgiJet to draw attention away from the main action. The Company believes the allegations to the cross-complaint are wholly without merit and plans to vigorously pursue its claims and contest the cross-complaint.

         The Company is also a defendant in an action filed by an individual claiming entitlement to a finder's fee arising out of the merger between Ponte Nossa and Visijet. The complaint alleges that the plaintiff is entitled to 105,000 shares of the Company's common stock. In January 2004 the Company and plaintiff reached a settlement in this matter whereby the Company agreed to issue plaintiff 45,000 shares of the Company's common stock as full settlement of the claim.

         The Company is also a defendant in a breach of contract claim from an outside provider of accounting services for work performed for the Company prior to the effective date of the Merger Agreement for $43,500, plus interest. The Company has denied the allegations of the complaint and is vigorously contesting the action.

         In December 2003, a former consultant who had performed services for the Company prior to the effective date of the Merger Agreement obtained a judgment award in the amount of $40,398 from the Labor Commissioner of the State of California in an action related to claimed unpaid wages and expenses previously filed against the Company. Although the Company has filed an appeal in the California Superior Court contesting the action taken by the Labor Commissioner, an accrual for the awarded amount has been recorded as of December 31, 2003 pending the outcome of the appeal.

         In January 2004, the Company was served a summons which named the Company and certain of its officers as defendants in an action filed by a corporation claiming it was owed fees related to professional employment placement services in the approximate amount of $114,500. The Company denies the allegations of the complaint and plans to vigorously contest the action.

NOTE 12 - RESTATEMENT
---------------------

         During the 2002 audit, it was discovered that certain accounting matters related to the financial statements for the year ended December 31, 2001 required restatement. The Company's prior management overstated expenses in 2001 by recording $93,595 of accrued personal expense of the Company's prior management, as general and administrative and research and development expenses. The financial statements for the year ended December 31, 2001 have been restated to decrease operating expenses by $93,595. In addition, it was discovered that certain general and administrative expenses and research and development expenses related to the period ended December 31, 2001 were included in the financial statements for the year ended December 31, 2002. The financial statements for the year ended December 31, 2001 have been restated for this error by increasing operating expenses by $129,166.

         The net effect of these adjustments was to increase net loss $35,571 for the year ended December 31, 2001 as shown below:

                                                       As Reported   As Restated
                                                       -----------   -----------
         General and administrative expenses           $  436,122    $  458,773
         Research and development expenses                944,745       957,665
                                                       -----------   -----------
                      Total operating expenses          1,380,867     1,416,438
                                                       ===========   ===========

         Net loss                                      $1,439,602    $1,475,173
                                                       ===========   ===========

NOTE 13 - RELATED PARTY TRANSACTIONS
------------------------------------

         During 2003, the Company began making consulting payments of $2,500 per month to a corporation owned by a director of the Company. In June of 2003, the payments were increased to $5,000 per month. Through December 31, 2003 consulting fees and related expenses totaling $41,250 and $2,604, respectively, were expensed, of which $2,500 is included in accounts payable at December 31, 2003. In addition, in September 2003, the Company issued 150,000 shares of common stock to the corporation for services provided by in connection with the finalization of the Merger Agreement. In connection with the issuance of these shares, the Company recorded consulting expenses of $225,000, based on the fair market value of the common stock at the date of issuance.

         In February 2003, the Company entered into a consulting agreement with director of the Company. Pursuant to this agreement, the director receives a monthly retainer of $5,000 per month plus a fee of $1,500 per day for consulting work performed. Through December 31, 2003 consulting fees and related expenses totaling $118,000 and $24,581, respectively, were recorded pursuant to this agreement, of which $14,721 is included in accounts payable at December 31, 2003.

         In February 2003, the Company paid consulting fees in the amount of $110,000 to a corporation controlled by the two shareholders, each of whom own beneficially in excess of 5% of the outstanding shares of common stock of the Company, related to services provided in connection with the finalization of the Merger Agreement. In April 2003, the Company entered into a consulting agreement with this corporation pursuant which, the Corporation is entitled to receive a monthly fee of $15,000, provided however that payment of accrued fees is not payable by the Company until such time as the Company has a minimum cash balance of $2.5 million. Through December 31, 2003 a total of $135,000 in fees has been expensed and accrued pursuant to this agreement. During 2003, the Company recorded finders fee expenses totaling $30,000 for amounts earned by one of these shareholders and the corporation, in connection with private equity placements by the Company. Of the total finders fees earned, $15,000 was paid during the year and $15,000 is included in accrued expenses at December 31, 2003.

         During 2003, the Company paid finders fee expenses in the amount of $52,500, to a corporation controlled by an individual who beneficially owns in excess of 5% of the outstanding shares of common stock of the Company. In addition, during 2003, the Company recorded consulting expenses totaling $75,000 that were added to an outstanding note payable with the corporation, and reimbursed the corporation for travel expenses related to business of the Company totaling $19,279.

         NOTE 14 - SUBSEQUENT EVENTS
         ---------------------------

         In February 2004, the Company entered into a bridge financing agreements with five (5) accredited investors pursuant to which the Company issued a total of $500,000 of secured subordinated debentures and received net proceeds of $447,500 after subtracting related placement agent fees and legal expenses totaling $52,500. The debentures bear interest at an annual rate of 24%, which is payable monthly beginning April 1, 2004. In addition, the debenture holders received an aggregate of 250,000 warrants to purchase shares of the Company's common stock, through March 1, 2009, at an exercise price of $1.10

         The principal balance of the debentures is due and payable on the earlier of (i) thirty (30) days from the date the Company's registration statement filed on Form SB-2 is declared effective by the Securities and Exchange Commission, provided that SBI (as defined in the Registration Statement) has not defaulted in its obligation to purchase shares of the Company's common stock or (ii) twelve (12) months from the date the Registration Statement is declared effective or (iii) eighteen (18) months from the date of the date of the debenture agreement.

         In April 2004, the Company entered into stock purchase agreements with two (2) private equity investment funds pursuant to which the funds agreed to purchase an aggregate of 4,750,000 shares of the Company's common stock for a total amount of $9,500,000. In addition, under the agreements, one of the funds would receive 5-year warrants to purchase up to 1,900,000 shares of the Company's common stock at a price of $2.00 per share. Completion of this financing and related funding is contingent on the effectiveness of a registration statement filed with the Securities and Exchange Commission covering the resale of the shares of common stock and the shares of common stock underlying the warrants.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this Amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         VisiJet, Inc.

Dated:  April 14, 2004                   /s/ Randal A. Bailey
                                         ------------------------------
                                         Randal A. Bailey, President

                                         /s/ Laurence Schreiber
                                         ------------------------------
                                         Laurence Schreiber, Secretary

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Signature                          Title                               Date
 ---------                          -----                               ----

/s/ Randal A. Bailey
-----------------------
 Randal A. Bailey        President (Principal Executive Officer)  April 14, 2004
                                     and a Director
/s/ Laurence Schreiber
-----------------------
Laurence Schreiber       Treasurer (Principal Financial Officer)
                                     and a Director               April 14, 2004

/s/ Richard H. Keates
-----------------------
Richard H. Keates, M.D.  Director                                 April 14, 2004

-----------------------
Adam Krupp               Director                                 April 14, 2004

/s/ Norman Schwartz
-----------------------
Norman Schwartz          Director                                 April 14, 2004