Form 10QSB
period 2004-03-31
VISIJET INC
filed 2004-05-17
CIK 1082249

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


    [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the quarterly period ended March 31, 2004


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

         As of May 12, 2004 there were 27,334,663 shares of the registrant's Common Stock outstanding.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets at March 31, 2004 and December 31, 2003................3

         Statements of Operations for the Three Months ended
         March 31, 2004 and 2003 and the period February 2, 1996
         (inception) to March 31, 2004.........................................4

         Statements of Cash Flows for the Three Months ended
         March 31, 2004 and 2003 and the period February 2, 1996
         (inception) to March 31, 2004.........................................5

         Notes to Financial Statements.........................................6

Item 2.  Management's Discussion and Analysis or Plan of Operation............19

Item 3.  Controls and Procedures..............................................25


PART II. OTHER INFORMATION....................................................25

Item 1.  Legal Proceedings....................................................25

Item 2.  Changes in Securities................................................26

Item 6.  Exhibits and Reports on Form 8-K.....................................26

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                       VisiJet, Inc.
                               (A development stage company)
                                       Balance Sheet

                                                                      March 31,     December 31,
                                                                        2004            2003
                                                                     (Unaudited)      (Audited)
                                                                    -------------   -------------
ASSETS

Current assets:
        Cash and cash equivalents                                   $         --    $     35,879
        Prepaid expenses                                                  88,016          88,749
                                                                    -------------   -------------
             Total current assets                                         88,016         124,628

        Property and equipment, net                                       97,016         104,440

        Patents and trademarks, net                                       94,882          97,244
                                                                    -------------   -------------

             Total assets                                           $    279,914    $    326,312
                                                                    =============   =============

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
        Overdraft                                                   $      9,022    $         --
        Accounts payable                                                 706,667         679,885
        Compensation settlement agreement - current portion               93,748          86,708
        Accrued interest                                                 134,904         109,232
        Accrued expenses                                                 647,716         481,106
        Royalty payable                                                   15,000          60,000
        Notes payable to related parties                                 725,516         681,442
        Notes payable - current portion                                   14,000          14,000
        Secured debenture debt, net                                      300,298              --
                                                                    -------------   -------------
             Total current liabilities                                 2,646,871       2,112,373

        Compensation settlement agreement, net of current portion             --          17,458
        Notes payable to related parties, net of current portion          43,936          87,144
                                                                    -------------   -------------
             Total liabilities                                         2,690,807       2,216,975
                                                                    -------------   -------------

Shareholders' deficit:
        Common stock, 50,000,000 shares authorized, $.001 par
             value, 22,689,663 shares issued and outstanding
             at March 31, 2004, and 21,691,163 shares issued
             and outstanding at December 31, 2003                         22,690          21,691
        Preferred stock, 10,000,000 shares authorized,
             $.001 par value, no shares outstanding at March
             31, 2004 or at December 31, 2003                                 --              --
        Additional paid in capital                                     9,081,856       7,845,365
        Common stock subscriptions                                       600,000       1,018,500
        Deficit accumulated during development stage                 (12,115,439)    (10,776,219)
                                                                    -------------   -------------
             Shareholders' deficit                                    (2,410,893)     (1,890,663)
                                                                    -------------   -------------
Total liabilities and shareholders' deficit                         $    279,914    $    326,312
                                                                    =============   =============

The accompanying notes are an integral part of these financial statements

                                       3

                                       VisiJet, Inc.
                               (A development stage company)
                                 Statements of Operations
                                        (Unaudited)

                                                                                For the period
                                                 Three months    Three months  February 2, 1996
                                                    ended           ended       (inception) to
                                                March 31, 2004  March 31, 2003  March 31, 2004
                                                -------------   -------------   -------------

Operating expenses:
       General and administrative expenses      $  1,035,297    $    676,009    $  6,604,033
       Research and development expenses             246,485         104,381       5,104,494

                                                -------------   -------------   -------------
            Total operating expenses               1,281,782         780,390      11,708,527
                                                -------------   -------------   -------------

Loss from operations                              (1,281,782)       (780,390)    (11,708,527)

Other income (expense):
       Interest income                                    --              26             455
       Interest expense                              (56,638)        (48,333)       (420,883)
       Gain on debt restructure                           --              --          90,303
       Loss on judgment                                                              (21,483)
       Loss on disposal of assets                                         --         (48,104)
                                                -------------   -------------   -------------
            Total other expense                      (56,638)        (48,307)       (399,712)
                                                -------------   -------------   -------------

Loss before provision for taxes                   (1,338,420)       (828,697)    (12,108,239)
Provision for Income taxes                               800              --           7,200
                                                -------------   -------------   -------------
Net loss                                        $ (1,339,220)   $   (828,697)   $(12,115,439)
                                                =============   =============   =============

Net loss per common share - basic and diluted   $      (0.06)   $      (0.06)   $      (2.07)
                                                =============   =============   =============

Basic and diluted weighted average
number of common shares outstanding               22,115,328      14,171,631       5,863,671
                                                =============   =============   =============

The accompanying notes are an integral part of these financial statements

                                             4

                                            VisiJet, Inc.
                                    (A development stage company)
                                      Statements of Cash Flows

                                                                                                 (Unaudited)
                                                                                               For the period
                                                                                              February 2, 1996
                                                                 Three months ended March 31,   (inception) to
                                                                    2004            2003         March, 2004
                                                                -------------   -------------   -------------
Cash flows from operating activities
   Net loss                                                     $ (1,339,220)   $   (828,697)   $(12,115,439)
Adjustment to reconcile net loss to net cash used by
operating activities:

   Depreciation and amortization                                       9,786           3,440         322,097
   Debt discount amortization                                         30,966              --          30,966
   Loss from disposal of fixed assets                                     --              --          48,104
   Common stock, options, warrants issued for services               217,822              --         673,290
   Gain from debt restructure                                             --              --         (90,303)

Changes in assets and liabilities:
       Prepaid expenses                                                  733          10,385         (88,016)
       Accounts payable                                               35,804        (131,048)        715,689
       Compensation settlement agreement                             (10,417)         (6,826)         93,749
       Royalties payable                                             (45,000)         15,000          15,000
       Foreign exchange effect on notes payable                           --              --           3,121
       Other accrued expenses                                        166,610              --         647,716
       Accrued interest                                               25,672          15,465         226,552
                                                                -------------   -------------   -------------
Net cash used by operating activities                               (907,244)       (922,281)     (9,517,474)
                                                                -------------   -------------   -------------

Cash flows from investing activities:
       Acquisition of property and equipment                              --          (2,243)       (462,099)
       Acquisition of patents                                             --              --        (100,000)
                                                                -------------   -------------   -------------
Net cash used in investing activities                                     --          (2,243)       (562,099)
                                                                -------------   -------------   -------------

Cash flows from financing activities:
       Advance from related party                                        865         244,085       1,875,734
       Repayment of advances from related parties                         --        (106,729)       (212,620)
       Proceeds from notes payable                                        --          34,000          34,000
       Repayment of notes payable                                         --          (2,000)        (20,000)
       Proceeds from secured debenture                               447,500              --         447,500
       Proceeds from private placements-net                          423,000       1,016,000       5,432,181
       Proceeds from issuance and conversion of
          preferred stock, net                                            --              --       2,458,088
       Cash acquired in reverse merger                                    --          30,693
       Interest converted to equity in connection with merger             --          33,997          33,997

                                                                -------------   -------------   -------------
Net cash provided by financing activities                            871,365       1,219,353      10,079,573
                                                                -------------   -------------   -------------

Net increase (decrease) in cash                                      (35,879)        294,829              --

Cash, beginning of period                                             35,879             960              --
                                                                -------------   -------------   -------------
Cash, end of period                                             $         (0)   $    295,789    $         --
                                                                =============   =============   =============

Supplemental disclosures of cash flow information:

  Interest paid                                                 $         --    $      5,976    $      7,705
  Taxes paid                                                    $         --    $      1,600    $      6,400

The accompanying notes are an integral part of these financial statements

                                                 5

                                  VISIJET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

FORWARD LOOKING STATEMENTS

         This Form 10-QSB, press releases and certain information provided periodically in writing or orally by our officers or our agents contain forward-looking statements that involve risks and uncertainties within the meaning of Sections 27A of the Securities Act, as amended; Section 21E of the Securities Exchange Act of 1934; and the Private Securities Litigation Reform Act of 1995. The words, such as "may," "would," "could," "anticipate," "estimate," "plans," "potential," "projects," "continuing," "ongoing," "expects," "believe," "intend" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this Form 10-QSB and include all statements that are not statements of historical fact regarding intent, belief or current expectations of the Company, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) our continued development of our technology; (iv) market and other trends affecting our future financial condition; (v) our growth and operating strategy.

         Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) we have incurred significant losses since our inception; (ii) any material inability to successfully develop our products; (iii) any adverse effect or limitations caused by government regulations; (iv) any adverse effect on our ability to obtain acceptable financing; (v) competitive factors; and(vi) other risks including those identified in our other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise the forward-looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

HISTORY AND MERGER

         VisiJet, Inc. ("VisiJet", or "the Company"), a Delaware corporation, is a development stage company engaged in the research and development of surgical equipment for use in the field of ophthalmology based on proprietary waterjet technology. Potential customers include physicians, surgical centers and hospitals. The Company's efforts through March 31, 2004, have been principally devoted to organizational activities, raising capital and research and development efforts. To date, the Company has not received any revenues from product sales.

         The Company was incorporated in California on February 2, 1996 as a wholly owned subsidiary of SurgiJet, Inc ("SurgiJet"). In May 1999, the

Company was spun off from SurgiJet through a distribution of common stock to its shareholders, after which SurgiJet had no remaining ownership interest in the Company.

         On February 11, 2003 the Company completed a merger with Ponte Nossa Acquisition Corp., a Delaware corporation incorporated in 1997("PNAC"). Pursuant to the merger agreement between VisiJet and PNAC (the "Merger Agreement"), the Company became a wholly owned subsidiary of PNAC. Since this transaction resulted in the shareholders of VisiJet acquiring a majority of the outstanding shares of PNAC, for financial reporting purposes the business combination was accounted for as a recapitalization of PNAC (a reverse acquisition with the Company as the accounting acquirer). Subsequently, PNAC changed its name to VisiJet, Inc.

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

GOING CONCERN

         The accompanying unaudited consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As more fully discussed in the Company's 2003 Form 10-KSB, the Company's December 31, 2003 audited financial statements included a "going concern" qualification from its independent auditors due to the Company's losses accumulated during the development stage and lack of working capital.

         For the three months ended March 31, 2004, the Company incurred a net loss of $1,339,220 and as of March 31, 2004, the Company's current liabilities exceeded its current assets by approximately $2.6 million. The Company's future capital requirements will depend on many factors, including but not limited to the Company's ability to generate operating revenue through product sales, its ability to finalize development and successfully market its waterjet technology, its on-going operational expenses and overall product development costs, including the cost of clinical trials, and competing technological and market developments.

         To address the going concern issue, the Company has continued to raise operating capital through private placements of debt and equity securities, and, as discussed in more detail in Note 12, in April 2004, entered into two stock purchase agreements, that if finalized and funded, would result in aggregate gross proceeds to the Company of $9.5 million. Completion of the this financing, and receipt of funding by the Company, is contingent on the effectiveness of a Registration Statement covering the resale of the shares of common stock and the shares of common stock underlying the warrants included in the stock purchase agreements.

         In addition, as also discussed in more detail in Note 12, in May 2004, the Company finalized a sales, marketing and distribution agreement pursuant to which it expects to begin generating operating revenue through product sales in certain international markets in the second quarter of 2004.

         Whereas the Company believes that the funding contemplated by the above referenced stock purchase agreements will be obtained in a timely manner, and that near-term operating revenues will be generated from the recently completed license agreement, there can be no assurances that the Registration Statement will be declared effective by the Securities and Exchange Commission, that the anticipated proceeds will be received by the Company or that revenues generated from product sales, if any, will be sufficient for the Company to meet its contractual obligations and on-going operating expenses.

         The accompanying consolidated financial statements do not include any adjustments that might result from the resolution of these matters.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RESEARCH AND DEVELOPMENT COSTS

         Research and development costs are charged to expense as incurred. Certain corporate overhead expenses, such as professional fees, salaries, rent and travel are allocated to research and development based on estimates made by management.

STOCK-BASED COMPENSATION

         The Company measures compensation expense related to the grant of stock options and stock-based awards to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, under which compensation expense, if any, is generally based on the difference between the exercise price of an option, or the amount paid for the award and the market price or fair value of the underlying common stock at the date of the award. Stock-based compensation arrangements involving non-employees are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," under which such arrangements are accounted for based on the fair value of the option or award. The Company adopted the disclosure requirements of SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE," an amendment of SFAS No. 123 as of January 1, 2003, which require certain disclosures about stock-based employee compensation plans in an entity's accounting policy note. The adoption of SFAS No. 148 did not have a material impact on these consolidated financial statements and the disclosure requirements are included below.

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

         During the first quarter of 2004, no options were issued by the Company, and as of March 31, 2004, a total of 1,165,000 options to purchase shares of the Company's common stock were outstanding pursuant to the 2003 Plan.

         The following table summarizes information about stock options outstanding at March 31, 2004:

                              Weighted
                              Average    Weighted                     Weighted
                             Remaining    Average                     Average
    Exercise     Number       Life in    Exercise      Number         Exercise
     Price    Outstanding      Years       Price     Exercisable       Price
     -----    -----------      -----       -----     -----------       -----

      1.10     1,165,000        9.62       1.10        390,000          1.10

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

         Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's pro forma net loss and loss per share for the three months ended March 31, 2004, 2003 and from inception to date, would have been as follows:
                                                                For the period
                                                               February 2, 1996
                                                                (inception) to
Net Loss:                                 2004         2003       March, 2004
                                      ------------  -----------  ------------

       As reported                     (1,339,220)    (828,697)  (12,115,439)
       SFAS No. 123 effect                (84,499)          --      (393,223)

                                      ------------  -----------  ------------
       Pro forma net loss              (1,423,719)    (828,697)  (12,508,662)
                                      ============  ===========  ============

       Loss per share:
       As reported                          (0.06)       (0.06)        (2.07)
                                      ============  ===========  ============

       Pro forma                            (0.06)       (0.06)        (2.13)
                                      ============  ===========  ============

       Basic and diluted weighted
       average shares outstanding      22,115,328   14,171,631     5,863,671
                                      ============  ===========  ============

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

LOSS PER SHARE

         The Company calculates loss per share in accordance with SFAS No. 128,"EARNINGS PER SHARE," and Securities and Exchange Commission ("SEC")Staff Accounting Bulletin ("SAB") No. 98. Accordingly, basic loss per share is computed using the weighted average number of common shares and diluted loss per share are computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options, using the treasury stock method, or warrants; common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

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

RECLASSIFICATIONS

         Certain reclassifications have been made to the financial statement of the prior year and for the period February 2, 1996 (inception) to March 31, 2004 in order to conform to current year presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at March 31, 2004 and December 31, 2003:

                                               March 31, 2004  December 31, 2003
                                               --------------   --------------

              Computer and test equipment      $      82,584    $      82,584
              Furniture and fixtures                  33,505           33,505
              Trade show equipment                    47,002           47,002
                                               --------------   --------------
                                                     163,091          163,091

              Less: Accumulated depreciation         (66,075)         (58,651)
                                               --------------   --------------
                                               $      97,016    $     104,440
                                               ==============   ==============

         Depreciation expense for the quarter ended March 31, 2004 amounted to $7,424. Depreciation expense for the period from February 2, 1996 (inception) to March 31, 2004 was $316,979.


NOTE 4 - LICENSE AGREEMENT

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

         License agreements consist of the following at March 31, 2004 and December 31, 2003:

                                               March 31, 2004  December 31, 2003
                                               --------------   --------------
               License agreements              $     100,000    $     100,000

               Less: accumulated depreciation         (5,118)          (2,756)
                                               --------------   --------------
                                               $      94,882    $      97,224
                                               ==============   ==============

         Amortization expense for the quarter ended March 31, 2004 amounted to $2,362. Amortization expense for the period from February 2, 1996 (inception) to March 31, 2004 was $5,118.


NOTE 5 - SECURED CONVERTIBLE DEBENTURE

         In February 2004, the Company entered into bridge financing agreements with five investors pursuant to which the Company issued a total of $500,000 of subordinated debentures and received net proceeds of $447,500 after subtracting related placement agent fees and legal expenses totaling $52,500. The debentures bear interest at an annual rate of 24%, which is payable monthly beginning April 1, 2004. In addition, the debenture holders received an aggregate of 250,000 warrants to purchase shares of the Company's common stock, through March 1, 2009, at an exercise price of $1.10

         The principal balance of the debentures is due and payable on the earlier of (i) thirty (30) days from the date the Company's registration statement filed on Form SB-2 is declared effective by the Securities and Exchange Commission, provided that SBI (as defined in the Registration Statement) has not defaulted in its obligation to purchase shares of the Company's common stock or (ii) twelve (12) months from the date the Registration Statement is declared effective or (iii) eighteen (18) months from the date of the debenture agreement.

         The debenture debt was recorded net of discounts totaling $230,668 recorded in connection with the $52,500 of loan fees and expenses, and $178,168, based on a Black-Scholes model valuation, related to the 250,000 warrants issued to debenture holders. During the three months ended March 31, 2004, the Company recorded total interest expense of $45,899 in connection with the debenture debt, of which $30,966 resulted from the non-cash amortization of debt discount, and of which $14,933 relates to interest accrued during the period on the outstanding principal balance. As of March 31, 2004 and December 31, 2003, debenture debt balance consists of the following:

                                               March 31, 2004  December 31, 2003
                                               --------------   --------------
         Secured subordinated debenture        $     500,000    $          --
         Secured debenture discount                 (199,702)              --
                                               --------------   --------------
         Secured debenture Debt                $     300,298    $          --
                                               ==============   ==============


NOTE 6 - NOTES PAYABLE - RELATED PARTIES

SURGIJET, INC.

         On October 23, 1998, the Company issued a demand promissory note in the amount of $400,000 in favor of SurgiJet, Inc., a company then related through common shareholders. Interest accrued on the unpaid principal at a variable interest rate based on the prime rate totaled $139,955 on February 11, 2003. In connection with the Merger Agreement, an amendment to the note was executed on February 11, 2003 under which the accrued interest was reduced to $49,652, and the accrual of additional interest was halted, and scheduled principal and interest payments were established. Under the amended note, the first payment of $30,000 was due on February 11, 2003 with equal monthly installments of $15,000, including interest due on the first of each month, and all outstanding principal and interest was due and payable upon successful completion of the Company's 2002 financial statements. As a result of the amendment, the Company recorded a $90,303 gain during the third quarter of 2003 based on the difference between the total accrued interest expense included on the amended note and the total interest of $139,955 previously accrued. During 2003 payments totaling $45,000 were made by the Company. As discussed more fully at Note 10, the validity of the underlying note, as well as the amended note, is disputed by the Company, and is a subject of on-going litigation between the Company and SurgiJet. Pending the outcome of the litigation, the Company ceased making scheduled payments on this note. As of March 31, 2004 and December 31, 2003 the outstanding principal balances and accrued interest payable balances on this note were $360,976 and $43,676, respectively. At March 31, 2004 and December 31, 2003, the respective amounts related to this note classified as long-term debt were $43,936 and $87,144, respectively.

DENTAJET, INC.

         During 2002, the Company entered into a promissory note for a principal sum of $91,000, plus interest at the rate of 10% per annum with DentaJet, Inc. ("DentaJet"), a Company then related through common shareholders. During 2002 and 2003, the Company borrowed an additional $72,000 from, and made payments totaling $27,482, to DentaJet, resulting in an outstanding principal balance of $135,518 at December 31, 2003 and March 31, 2004. During the three months ended March 31, 2004 the Company recorded $3,951 of interest expense related to this note, and as of March 31, 2004 and December 31, 2003 accrued interest payable on this note totaled $28,696 and $24,745, respectively.

         Pursuant to the Merger Agreement, the loan was due and payable upon successful completion of an independent audit of the Company's 2002 financial statements. However, as discussed more fully at Note 10, the validity of this note is being disputed by the Company, and is a subject of on-going litigation between the Company and SurgiJet.

FINANCIAL ENTREPRENEURS, INC. ("FEI")

         In connection with the Merger Agreement, the Company assumed a promissory note during 2003 originally entered into between PNAC and FEI, a significant shareholder of the Company, during 2002. The note bears interest at an annual rate of 7.5%, and matures on April 3, 2009. Upon consummation of the merger in February 2003, the outstanding principal and accrued interest payable balances were $206,649 and $11,462, respectively. During 2003, the Company added net borrowings of $43,476 to the note, and accrued additional interest expense of $17,072, resulting in an outstanding principal balance and accrued interest payable balances at December 31, 2003 of $250,125 and $28,534, respectively. During the three months ended March 31, 2004, net activity resulted in an increase to the outstanding principal of $865, and $5,191 of additional interest was accrued. As of March 31, 2004 the outstanding principal and accrued interest payable on this note were $250,990 and $33,735, respectively.

SHAREHOLDERS

         During 2002, the Company entered into a promissory note with Lance Doherty, a significant shareholder of the Company, for a principal sum of $19,000 plus interest at the rate of 10% per annum. As of March 31, 2004 and December 31, 2003 the outstanding principal balance of this note was $19,000, and accrued interest payable totaled $4,485 and $3,920, respectively. Pursuant to the Merger Agreement, this note was due and payable upon successful completion of an independent audit of the Company's 2002 financial statements. However, as discussed more fully at Note 10, the validity of this note is being disputed by the Company, and is a subject of on-going litigation between the Company and Mr. Doherty.

         In addition, during 2002 the Company recorded a liability of $2,967 related to expenses paid by Rex Doherty, a significant shareholder of the Company. Pursuant to the Merger Agreement, this liability, plus interest at the rate of 10% per annum, was due and payable upon successful completion of an independent audit of the Company's 2002 financial statements. However, as discussed more fully at Note 10, the validity of this obligation is being disputed by the Company, and is a subject of on-going litigation between the Company and Mr. Doherty. At March 31, 2004 and December 31, 2003, the outstanding liability related to this debt was $2,967, and the respective accrued interest payable balances were $378 and $298, respectively.


NOTE 7 - COMMITMENTS

LICENSE AGREEMENTS

         Under the terms of the technology license agreements with SurgiJet, the Company is obligated to pay a royalty of 7% of revenues received from sales of the products, up to $400 million of revenues over the course of the agreements, and 5% of revenues thereafter. The license agreements with SurgiJet also provide for a minimum royalty of $60,000 per year that may be used as a credit toward payment of future royalties due on product sales.

         Under the terms of the patent license agreement entered into during 2003, the Company is obligated to pay a royalty of 6% of net sales of products utilizing the licensed patent technology. The license agreement also provides for a minimum royalty of $24,000 per year that may be used as a credit toward payment of future royalties due on product sales.


NOTE 8 - SHAREHOLDERS' EQUITY (DEFICIT)

COMMON STOCK ACTIVITY

         During the three months ended March 31, 2004, the Company issued 470,000 shares of common stock in connection with private equity placements during this period, and issued 398,500 shares of common stock from common stock subscriptions received in 2003.In addition, during this period the Company issued a total of 130,000 shares of its common stock to two firms providing services to the Company. In connection with the issuance of these shares, the Company recorded consulting expense totaling $151,970 based on the fair value of the stock on the date of issuance.

WARRANT ACTIVITY

         During the first quarter of 2004, the Company issued 5-year warrants to purchase an aggregate of 795,000 shares of its common stock. Of this total, 470,000 warrants were issued in connection with private equity placements at an exercise price of $2.25 per share, 250,000 warrants were issued in connection with a secured debenture agreement at an exercise price of $1.10 per share (See
Note 5) and 75,000 warrants were issued at an exercise price of $2.25 per share for services provided to the company. In addition, a total of 30,000 3-year warrants were issued at an exercise price of $1.50 for services provided to the Company. During this period, the Company recorded consulting expense in the amount of $65,722 in connection with the warrants issued for services, based on the fair value of the warrants issued using a Black-Scholes model valuation.

         The following table summarizes the number of outstanding common stock warrants as of March 31, 2004:
                                                               Weighted Average
                                                     Number     Exercise Price
                                                  -----------    ------------

         Outstanding at December 31, 2003         12,102,480     $      2.53
              Granted                                825,000            1.87
              Forfeited                                   --              --
              Exercised                                   --              --
                                                  -----------    ------------
         Outstanding at March 31, 2004            12,927,480     $      2.49

         The following table summarizes additional information with respect to outstanding common stock warrants at March 31, 2004:

                            Number   Weighted Average Life    Number
         Exercise Price  Outstanding  Remaining in Months  Exercisable
         -------------- ------------ --------------------- -----------
            $1.00         4,528,480           46            3,528,480
            $1.10           250,000           59              250,000
            $1.23            45,000           52               45,000
            $1.50            30,000           33               30,000
            $2.25         4,256,000           55            4,256,000
            $2.50           505,000           46              505,000
            $3.00            50,000           46               50,000
            $5.00         3,263,000           46            3,263,000
                        ------------                       -----------
                         12,927,480                        11,927,480
                        ============                       ===========

NOTE 9 - SETTLEMENT AGREEMENTS AND LOAN PAYABLE

         On November 4, 2002, the Company entered into settlement agreements with Randal A. Bailey, its President and Chief Executive Officer, and Larry Hood, its Director of Engineering, related to accrued, but unpaid fees for consulting services previously rendered by them in the aggregate of $700,000. Under the agreements a total of $450,000 was converted into 211,267 shares of the Company's common stock, during 2003, based upon the closing price on the effective date the Merger Agreement. Of this total, Mr. Bailey received 164,319 shares and Mr. Hood received 46,948 shares. The balance owed of $250,000 was converted into two notes payable, one to Mr. Bailey for 150,000, with a term of two years and one to Mr. Hood for $100,000, with a term of one year. Both notes bear interest at an annual rate of 3.5% and provide for the principal to be paid over equal installments for the duration of the loan. At March 31, 2004 and December 31, 2003, the aggregate balances on these notes were $93,748 and $104,166, respectively and the respective accrued interest payable balances were $7,280 and $6,330.


NOTE 10 - CONTINGENCIES

         During 2003, the Company initiated litigation against SurgiJet, Inc., its former parent company, and certain directors, officers and shareholders of SurgiJet. The action was initially filed by the Company for a judicial determination that a $400,000 Promissory Note issued by the Company and payable to SurgiJet ("SurgiJet Note"), prior to the completion of the Merger Agreement, is not enforceable, and for recovery of payments previously made on the note. Subsequently, the Company challenged the validity of other notes payable carried on the Company's books at the effective date of the Merger Agreement, including notes to DentaJet, Lance Doherty (former President of VisiJet and beneficial owner of more than 5% of its outstanding Common Stock) and Rex Doherty.

         SurgiJet and its principals filed a cross-action against the Company, and its directors and certain officers, seeking damages of approximately $800,000, rescission of the Merger Agreement, other specified damages, interest and attorney's fees. In the cross-complaint, SurgiJet and its principals allege breach of the Merger Agreement between the Company and SurgiJet, breach of the Assumption of Liabilities Agreement (including Notes Payable to DentaJet, Lance Doherty and Rex Doherty) entered into in connection with the Merger Agreement, and breach of the SurgiJet Note, along with fraud and unfair business practices.

         The Company's management believes that the cross-complaint is merely a diversionary effort by SurgiJet to draw attention away from the main action. The Company believes the allegations to the cross-complaint are wholly without merit and plans to vigorously pursue its claims and contest the cross-complaint.

         The Company is also a defendant in a breach of contract claim from an outside provider of accounting services for work performed for the Company prior to the effective date of the Merger Agreement, for $43,500, plus interest. The Company has denied the allegations of the complaint and is vigorously contesting the action.

         In December 2003, a former consultant who had performed services for the Company prior to the effective date of the Merger Agreement obtained a award in the amount of $40,398 from the Labor Commissioner of the State of California in an action related to claimed unpaid wages and expenses previously filed against the Company. Based on the action of the Labor Commissioner, the Company recorded an accrual for the awarded amount as of December 31, 2003. In January 2004 the Company filed an appeal in the California Superior Court contesting the action taken by the Labor Commissioner, and in May 2004 the Company entered into a settlement agreement for the approximate amount of the award.

         In January 2004, the Company was served a summons which named the Company and certain of its officers as defendants in an action filed by a corporation claiming it was owed fees related to professional employment placement services in the approximate amount of $114,500. The Company denies the allegations of the complaint and plans to vigorously contest the action.

         In January 2004, the Company entered into a settlement agreement with an individual who had previously filed an action claiming entitlement to a finder's fee arising out of the merger between Ponte Nossa and VisiJet. Pursuant to the settlement agreement, the Company agreed to issue 45,000 shares of the Company's common stock to the plaintiff as full settlement of the claim. In connection with the settlement agreement, the Company recorded an expense and accrued liability in the amount of $57,150, based on the value of the shares on the date of the agreement.


NOTE 11 - RELATED PARTY TRANSACTIONS

         During the three months ended March 31, 2004, the Company recorded $15,000 of consulting fees to a corporation owned by a director of the Company, of which $12,500 was paid during the period and $2,500 was included in accounts payable at March 31, 2004.

         In January 2004, the retainer due under a consulting agreement between the Company and a director was increased from $5,000 to $15,000 per month. During the three months ended March 31, 2004 the Company recorded $45,000 of consulting fees in connection with this agreement, of which $5,000 was paid during the period and $40,000 was included in accounts payable at March 31, 2004.

         During the three months ended March 31, 2004, the Company recorded $45,000 of consulting fees in connection with an agreement with a corporation controlled by two shareholders, each of whom own beneficially in excess of 5% of the outstanding shares of the Company's common stock. Pursuant to this agreement, entered into in April 2003, the Corporation is entitled to receive a monthly fee of $15,000, provided however that payment of accrued fees is not payable by the Company until such time as the Company has a minimum cash balance of $2.5 million. At March 31, 2004 a total of $180,000 in fees recorded pursuant to this agreement is included in accrued expenses.

         During the three months ended March 31, 2004, the Company recorded finders' fee expenses in the amount of $15,000, to a corporation controlled by an individual who beneficially owns in excess of 5% of the outstanding shares of common stock of the Company. In addition, during this period, the Company reimbursed the corporation for travel expenses related to business of the Company totaling $4,337. As of March 31, 2004, $5,000 of the finders' fees were included in accounts payable.


NOTE 12 - SUBSEQUENT EVENTS

         In April 2004, the Company entered into stock purchase agreements with two (2) private equity investment funds pursuant to which the funds agreed to purchase an aggregate of 4,750,000 shares of the Company's common stock for a total amount of $9,500,000. In addition, under the agreements, one of the funds would receive 5-year warrants to purchase up to 1,900,000 shares of the Company's common stock at a price of $2.00 per share. Completion of this financing and related funding is contingent on the effectiveness of a registration statement to be filed with the Securities and Exchange Commission covering the resale of the shares of common stock and the shares of common stock underlying the warrants.

         In April and May 2004, the Company completed private equity placements in which it raised net proceeds of $103,500 after deducting offering expenses of $11,500.

         In May 2004, the Company received $200,000 through an advance from a related party, and received net proceeds of $1,357,188, from the issuance of secured notes payable agreements to three institutional investors.

         In May 2004, the Company entered into a Manufacturing, Supply and Distribution Agreement with Gebauer Medizintechnik GmbH ("Gebauer"), pursuant to which the Company acquired exclusive worldwide distribution, sales and marketing rights for Gebauer's LASIK and Epi-Lasik products. Both products are approved for marketing in Europe and certain other countries. Accordingly, the Company expects to initiate product sales in certain foreign countries during the second quarter of 2004, and anticipates filing with the U.S. Food and Drug Administration for marketing approval in the United States in the near future. As consideration under the agreement, the Company paid a non-refundable license fee of $1,158,900 and issued 750,000 shares of its common stock to Gebauer. In addition, the agreement provides for certain minimum annual purchase requirements by the Company.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


         The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying financial statements, and should be read in conjunction with such financial statements and notes thereto.

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

OVERVIEW

         The Company is in the development stage, and to date, its efforts have been principally devoted to organizational activities, raising capital and research and development efforts related to its proprietary waterjet-based ophthalmic surgery products. Based on our history of losses and negative working capital balance, our financial statements for the year ended December 31, 2003 included a going concern opinion from our outside auditors, which stated there "is substantial doubt" about our ability to continue operating as a going concern.

         The Company does not have any products currently on the market and, to date, has not received any revenues from product sales. As discussed in more detail below under "Plan of Operations", we have recently entered into a marketing and distribution agreement pursuant to which we expect to begin generating near-term sales and operating revenues.

         Although we have received commitments for additional funding, as discussed in more detail below under "Liquidity and Capital Resources", the Company does not currently have sufficient cash or working capital available to continue to fund operations, meet its contractual obligations, to successfully market the licensed products or to complete its product development efforts. As such, our ability to complete the currently proposed financing, or acceptable alternative financing, on a timely basis, is critical to our ability to fund our operations and stay in business.

RESULTS OF OPERATIONS

FIRST QUARTER 2004 COMPARED TO FIRST QUARTER 2003

         The Company had no sales revenues to report for the periods ending March 31, 2004 and 2003. The net loss for quarter ending March 31, 2004 was $1,339,220 compared to $828,697 for the same period in 2003. This represents a loss per common share of $(.06) for each of the quarters ended March 31, 2004 and March 31, 2003 on basic and diluted shares outstanding of 22,115,328 and 14,171,631, respectively.

         The significantly larger loss in 2004 resulted from increased operating expenses, as shown below:
                                                     2004               2003
                                                 ------------       -----------
 Operating Expenses
          General and Administrative             $ 1,035,297        $  676,009
          Research and Development                   246,485           104,381
                                                 ------------       -----------
                                                 $ 1,281,782        $  780,390


         General and administrative expenses increased to $1,035,297 in 2004 from $676,009 in 2003. The increase is due primarily to increased consulting fees, increased salaries and wages and related benefits, increased investor relations expenses and increased expenses incurred in connection with the settlement of litigation during the quarter.

         Research and development expenses increased to $246,485 in 2004 from $104,381 in 2003. The increase is primarily due to an increase in R&D activities related to the development of the Company's Hydrokeratome product, and the initiation of development efforts related to the Pulsatome product during the quarter.

         Interest expense increased to $56,638 in 2004 from $48,333 in 2003. The increase is primarily due to the inclusion in 2004 of approximately $31,000 of non-cash interest expense recorded in connection with the amortization of debt discount during the period.

          Subject to the availability of cash and working capital, we expect operating expenses to continue to increase during the remainder of 2004 as we commence sales and marketing activities related to recently licensed products and move toward completion of product development and regulatory compliance efforts and ultimate product introduction with respect to the Company's other products under development. Such increases will occur primarily in the research and development, and sales and marketing areas.

         The Company expects to begin marketing licensed products in certain international markets and generating revenue from sales during the second quarter of 2004. Furthermore, the Company anticipates filing for marketing approval of these products in the United States with the US Food and Drug Administration in the near future. The approval and ultimate marketing of certain other products under development by the Company in the United States is dependent upon the timing of submission to, and approval by the United States Food and Drug Administration. If product development and regulatory efforts are successful, we hope to begin marketing these products and generating revenue from product sales during the third or fourth quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is in the development stage, and to date, has not had any products for sale or generated any revenue from sales or other operating activities. As such, our principal source of liquidity has been the private placement of equity securities and the issuance of notes payable and convertible debt. Based on our history of losses and negative working capital balance, our financial statements for the year ended December 31, 2003 included a going concern opinion from our outside auditors, which stated there "is substantial doubt" about our ability to continue operating as a going concern.

         During the quarter ended March 31, 2004, the Company raised an aggregate of $871,365, of which $447,500 resulted from the issuance of secured subordinated debenture agreements, $423,000 resulted from the net proceeds of equity private placements and $865 resulted from the net activity from related party notes. During this period, the Company utilized $907,245 to fund operating activities, and as of March 31,2004, current liabilities, which include a cash overdraft of $9,022, exceeded current assets by $2.6 million.

         Our ability to satisfy the contractual obligations and our ability to fund ongoing operating expenses are dependent on our success in raising additional capital.

         In April and May 2004, the Company raised net proceeds of $103,500, after deducting expenses of $11,500 from private equity placements.

         In May, the Company received $200,000 through an advance from a related party, and received net proceeds of $1,357,188, from the issuance of secured notes payable agreements to three (3) institutional investors.

         In addition, in May 2004, $1,158,900 was utilized by the Company as partial consideration paid in connection an agreement pursuant to which the Company acquired exclusive world-wide marketing and distribution rights to ophthalmic surgery products currently approved for sale in Europe and certain other countries.

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

         Subject to availability of funding, we expect operating expenses, and related cash requirements, to increase during 2004 in connection with anticipated increased sales and marketing and product development activities.

         The Company believes that actions presently being taken to raise additional financing, to license products with which near-term operating revenues can be generated and to complete the development of, and bring to market its other ophthalmic surgical products, will ultimately generate sufficient revenue to support its operations. However, there can be no assurances that any such actions will be successfully completed, or that such actions will provide sufficient capital and/or cash flow to permit the Company to realize its plans.


PLAN OF OPERATIONS

FINANCING ACTIVITY

         The Company is dependent on raising additional capital to pursue the following planned activities. As described above under "Liquidity and Capital Resources", the Company has recently entered into stock purchase agreements with two private equity investment funds that, if successfully completed, will result in initial gross proceeds to the Company of $9.5 million. Completion of this proposed funding, or alternative financing on a timely basis, is critical to the future of the Company, and will be a major focus of the activities of Company management.

SALES AND MARKETING

         In May 2004, the Company entered into an agreement with Gebauer Medizintechnik GmbH ("Gebauer"), pursuant to which the Company acquired exclusive worldwide distribution, sales and marketing rights for Gebauer's LASIK and Epi-Lasik products. Both products are approved for marketing in Europe and certain other countries, and the Company anticipates filing with the U.S. Food and Drug Administration for marketing approval in the United States in the near future.

         As a result of this agreement, the Company plans to immediately commence sales and marketing efforts in the international markets where the products are approved for sale, and anticipates it will begin to generate product sales and related revenue during the second quarter of 2004. Planned expenditures for sales and marketing during this period are anticipated to be approximately $1.7 million.

RESEARCH AND DEVELOPMENT

      The Company plans to continue its research and development efforts on the following ophthalmic surgery products based principally on applications of its proprietary waterjet technology. These products are designed to result in faster, safer and more efficacious surgery in the laser eye surgery and cataract surgery markets.

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

         The following is a schedule of anticipated purchases of property and equipment during this period:

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

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE PLANS AND RESULTS

         All of the planned activities discussed above in our Plan of Operations are contingent on our obtaining sufficient funding. In addition, activities discussed above with respect to planned expenditures for sales and marketing, additions of property, plant and equipment and new employees are contingent on the success of our final product development and commercialization efforts.


ITEM 3.  CONTROLS AND PROCEDURES

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



PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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


ITEM 2.  CHANGES IN SECURITIES

         During the three months ended March 31, 2004 the Company received gross proceeds of $470,000 from the sale of 470,000 shares and warrants to purchase 470,000 shares of Common Stock to 11 private investors. The Company believes that the transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof and Regulation D thereunder.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         31.1 Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certificate of Treasurer (principal financial officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certificate of Treasurer (principal financial officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


         REPORTS ON FORM 8-K

         Amendment No. 2 to Report on Form 8-K, dated February 11, 2003 filed on February 9, 2004 (Item 4).

         Report on Form 8-K, dated February 11, 2003 filed on February 5, 2004 (Item 7).

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



Date:  May 17, 2004