Form 10QSB
period 2004-06-30
VISIJET INC
filed 2004-08-18
CIK 1082249

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2004

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

         As of August 13, 2004 there were 30,179,663 shares of the registrant's Common Stock outstanding.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets at June 30, 2004 and December 31, 2003..............   3

         Statements of Operations for the Three Months and Six Months
           ended June 30, 2004 and 2003 and the period February 2, 1996
           (inception) to June 30, 2004.....................................   4

         Statements of Cash Flows for the Six Months ended June 30, 2004 and 2003 and the period February 2, 1996 (inceptions) to
           June 30, 2004....................................................   5

         Notes to Financial Statements......................................   6

Item 2.  Management's Discussion and Analysis or Plan of Operation..........  22

Item 3.  Controls and Procedures............................................  28

PART II. OTHER INFORMATION..................................................  28

Item 1.  Legal Proceedings..................................................  28

Item 2.  Changes in Securities..............................................  29

Item 3.  Defaults Upon Senior Securities....................................  29

Item 6.  Exhibits and Reports on Form 8-K...................................  30

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                               Visijet, Inc.
                                       (A development stage company)
                                               Balance Sheets

                                                                              June 30,        December 31,
                                                                                2004             2003
                                                                             (Unaudited)       (Audited)
                                                                            -------------     -------------
ASSETS

Current assets:
     Cash and cash equivalents                                              $     59,863      $     35,879
     Inventory                                                                   179,984                --
     Prepaid expenses                                                             83,409            68,749
     Prepaid royalty                                                               8,000            20,000
                                                                            -------------     -------------
        Total current assets                                                     331,256           124,628

     Property and equipment, net                                                 120,815           104,440

     Distribution agreement                                                    1,844,358                --
     Patents and trademarks, net                                                  92,520            97,244
                                                                            -------------     -------------

        Total assets                                                        $  2,388,949      $    326,312
                                                                            =============     =============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                                            851,994           679,885
     Compensation settlement agreement - current portion                          93,748            86,708
     Accrued interest                                                            159,928           109,232
     Accrued expenses                                                            670,425           481,106
     Royalty payable                                                              30,000            60,000
     Notes payable to related parties                                            824,892           681,442
     Notes payable - current portion                                              14,000            14,000
     Convertible debenture debt, net                                           1,090,993                --
     Secured debenture debt, net                                               1,081,158                --
                                                                            -------------     -------------
        Total current liabilities                                              4,817,138         2,112,373

     Compensation settlement agreement, net of current portion                        --            17,458
     Notes payable to related parties, net of current portion                         --            87,144
                                                                            -------------     -------------
        Total liabilities                                                      4,817,138         2,216,975
                                                                            -------------     -------------

Shareholders' deficit:
     Common stock, 50,000,000 shares authorized, $.001 par value,
        30,179,663 shares issued and outstanding at June 30, 2004, and
        21,691,163 shares issued and outstanding at December 31, 2003             30,180            21,691
     Preferred stock, 10,000,000 shares authorized, $.001 par value, no shares outstanding at June 30, 2004 and no shares authorized
        or issued at December 31, 2003                                                --                --
     Additional paid in capital                                               14,386,216         7,845,365
     Common stock subscriptions                                                       --         1,018,500
     Deficit accumulated during development stage                            (16,844,585)      (10,776,219)
                                                                            -------------     -------------
        Shareholders' deficit                                                 (2,428,189)       (1,890,663)
                                                                            -------------     -------------
Total liabilities and shareholders' deficit                                 $  2,388,949      $    326,312
                                                                            =============     =============

The accompanying notes are an integral part of these financial statements

                                                     3


                                                         Visijet, Inc.
                                                 (A development stage company)
                                                    Statements of Operations
                                                          (Unaudited)

                                                                                                                 For the period
                                                   Three months    Three months     Six months     Six months   February 2, 1996
                                                      ended           ended           ended          ended       (inception) to
                                                  June 30, 2004   June 30, 2003   June 30, 2004   June 30, 2003   June 30, 2004
                                                  -------------   -------------   -------------   -------------   -------------
Sales - International                             $     54,970              --    $     54,970              --    $     54,970

Cost of Goods Sold                                      26,834              --          26,834              --          26,834
                                                  -------------   -------------   -------------   -------------   -------------
Gross Profit                                            28,136              --          28,136              --          28,136

Operating expenses:
    General and administrative expenses              3,979,679         671,065       5,014,976       1,374,272      10,583,712
    Research and development expenses                  162,496         214,273         408,981         317,780       5,266,990
                                                  -------------   -------------   -------------   -------------   -------------
        Total operating expenses                     4,142,175         885,338       5,423,957       1,692,052      15,850,702
                                                  -------------   -------------   -------------   -------------   -------------

Loss from operations                                (4,114,039)       (885,338)     (5,395,821)     (1,692,052)    (15,822,566)

Other income (expense):
    Interest income                                         --             361              --             455             455
    Interest expense                                  (615,107)        (17,037)       (671,745)        (39,114)     (1,035,990)
    Gain on debt restructure                                --              --              --              --          90,303
    Loss on judgment                                                                                                   (21,483)
    Loss on disposal of assets                              --              --              --              --         (48,104)
                                                  -------------   -------------   -------------   -------------   -------------
        Total other expense                           (615,107)        (16,676)       (671,745)        (38,659)     (1,014,819)
                                                  -------------   -------------   -------------   -------------   -------------

Loss before provision for taxes                     (4,729,146)       (902,014)     (6,067,566)     (1,730,711)    (16,837,385)
Provision for Income taxes                                  --              --             800              --           7,200
                                                  -------------   -------------   -------------   -------------   -------------
Net loss                                          $ (4,729,146)   $   (902,014)   $ (6,068,366)   $ (1,730,711)   $(16,844,585)
                                                  =============   =============   =============   =============   =============

Net loss per common share - basic and diluted     $      (0.18)   $      (0.05)   $      (0.25)   $      (0.09)   $      (2.14)
                                                  =============   =============   =============   =============   =============

Basic and diluted weighted average
number of common shares outstanding                 26,625,762      19,533,294      24,370,545      19,533,294       7,882,996
                                                  =============   =============   =============   =============   =============

The accompanying notes are an integral part of these financial statements



                                                     Visijet, Inc.
                                             (A development stage company)
                                               Statements of Cash Flows
                                                      (Unaudited)

                                                                                                         For the period
                                                                                                        February 2, 1996
                                                                         Six months ended June 30,       (inception) to
                                                                         2004              2003          June 30, 2004
                                                                     -------------     -------------     -------------
Cash flows from operating activities
   Net loss                                                          $ (6,068,366)     $ (1,730,711)     $(16,844,585)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization                                              76,614             7,995           388,925
Debt discount amortization                                                575,133            33,997           575,133
Loss from disposal of fixed assets                                             --                --            48,104
Common stock, options, warrants issued for services                     2,649,954            75,000         3,105,422
Fee for borrowed collateral                                               546,403                --           546,403
Gain from debt restructure                                                     --                --           (90,303)
Changes in assets and liabilities:                                             --                --                --
   Prepaid expenses                                                        (2,660)          (41,436)          (91,409)
   Change in inventory                                                   (179,984)               --          (179,984)
   Accounts payable                                                       172,109           (85,910)          851,994
   Compensation settlement agreement                                      (10,418)          (56,336)           93,748
   Royalties payable                                                      (30,000)           30,000            30,000
   Foreign exchange effect on notes payable                                    --                --             3,121
   Other accrued expenses                                                 189,319                --           670,425
   Accrued interest                                                        58,509            39,114           259,390
                                                                     -------------     -------------     -------------
Net cash used by operating activities                                  (2,023,387)       (1,728,287)      (10,633,616)
                                                                     -------------     -------------     -------------

Cash flows from investing activities
   Acquisition of property and equipment                                  (31,222)          (67,104)         (493,321)
   Acquistion of patents                                                       --                --          (100,000)
   Purchase of distribution agreement                                  (1,188,900)               --        (1,188,900)
                                                                     -------------     -------------     -------------
Net cash used in investing activities                                  (1,220,122)          (67,104)       (1,782,221)
                                                                     -------------     -------------     -------------

Cash flows from financing activities
   Advance from related party                                             256,305           128,009         2,131,173
   Repayment of advances from related parties                            (200,000)          (71,988)         (412,620)
   Proceeds from notes payable                                                 --           143,740           143,740
   Repayment of notes payable                                                  --           (65,740)         (129,740)
   Proceeds from secured debentures                                     1,109,688                --         1,109,688
   Proceeds form convertible debentures                                 1,575,000                --         1,575,000
   Proceeds from private placements-net                                   526,500         1,741,000         5,535,681
   Proceeds from issuance and conversion of preferred stock, net               --                --         2,458,088
   Cash acquired in reverse merger                                             --                --            30,693
   Interest converted to equity in connection with merger                      --                --            33,997
                                                                     -------------     -------------     -------------
Net cash provided by financing activities                               3,267,493         1,875,021        12,475,700
                                                                     -------------     -------------     -------------

Net increase / (decrease) in cash                                          23,984            79,630            59,863

Cash, beginning of period                                                  35,879               960                --
                                                                     -------------     -------------     -------------
Cash, end of period                                                  $     59,863      $     80,590      $     59,863
                                                                     =============     =============     =============

Supplemental disclosures of cash flow information
   Interest paid                                                     $     45,916      $         --      $         --
   Taxes paid                                                                 800             1,600             7,200
   Debenture costs and fees paid                                          357,500                --                --

Non-cash transactions
   Warrants issued in connection with secured debentures                  988,983
   Common Stock issued in connection with secured debentures              106,500
   Common Stock issued in connection with distribution agreement          712,500
   Common Stock issued as collateral                                        3,400

The accompanying notes are an integral part of these financial statements

                                                           5


                                  VISIJET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

FORWARD LOOKING STATEMENTS

         This Form 10-QSB, press releases and certain information provided periodically in writing or orally by our officers or our agents contain forward-looking statements that involve risks and uncertainties within the meaning of Sections 27A of the Securities Act, as amended; Section 21E of the Securities Exchange Act of 1934; and the Private Securities Litigation Reform Act of 1995. The words, such as "may," "would," "could," "anticipate," "estimate," "plans," "potential," "projects," "continuing," "ongoing," "expects," "believe," "intend" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this Form 10-QSB and include all statements that are not statements of historical fact regarding intent, belief or current expectations of the Company, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) our continued development of our technology;
(iv)market and other trends affecting our future financial condition; (v) our growth and operating strategy.

         Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) we have incurred significant losses since our inception; (ii) any material inability to successfully develop our products; (iii) any adverse effect or limitations caused by government regulations; (iv) any adverse effect on our ability to obtain acceptable financing; (v) competitive factors; and (vi) other risks including those identified in our other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise the forward-looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

HISTORY AND MERGER

          VisiJet, Inc. ("VisiJet", or "the Company") is a development-stage medical device company focused on the marketing and development of ophthalmic surgery products for use in the laser eye surgery and cataract surgery markets. Through June 30, 2004, the Company's efforts have been principally devoted to organizational activities, raising capital and research and development.

          The Company was incorporated on February 2, 1996, as a wholly owned subsidiary of SurgiJet, Inc. to develop and distribute medical products based on patented waterjet-based technology licensed from SurgiJet. In May 1999, the Company was spun off from SurgiJet through a distribution of common stock to its shareholders, after which SurgiJet had no remaining ownership interest in the Company.

         In December 2002 VisiJet entered into a merger agreement with Ponte Nossa Acquisition Corp., a Delaware corporation ("the Merger") that had been incorporated as a blank check company in 1997. The agreement called for the merger of the two companies into a single company through the merger of an acquisition subsidiary, VisiJet Acquisition Corporation, into VisiJet. The merger was consummated on February 11, 2003, and immediately thereafter, VisiJet was merged into Ponte Nossa Acquisition Corp., and the surviving company's name was changed to "VisiJet, Inc."

         In May 2004, the Company entered into a Manufacturing, Supply and Distribution Agreement with a German company pursuant to which the Company acquired exclusive worldwide distribution, sales and marketing rights for ophthalmic surgical products used in LASIK refractive surgery procedures. The licensed products are approved for marketing in Europe and certain other countries, and during the second quarter of 2004, an application for marketing approval in the United States was filed with the U.S. Food and Drug Administration.

BASIS OF PRESENTATION

         The accompanying financial statements are unaudited and do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary to present fairly the Company's financial position and results of operations, have been included. These interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. Results for interim periods are not necessarily indicative of trends or of results for a full year.

GOING CONCERN

         The accompanying unaudited consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As more fully discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, the Company's audited financial statements included a "going concern" qualification from its independent auditors due to the Company's losses accumulated during the development stage and lack of working capital.

         For the three and six months ended June 30, 2004, the Company incurred net losses of $4,729,146 and $6,068,366, respectively, and as of June 30, 2004, the Company's current liabilities exceeded its current assets by approximately $4.5 million. The Company's future capital requirements will depend on many factors, including but not limited to the Company's ability to successfully market and generate operating revenue through product sales, its ability to finalize development and successfully market its waterjet technology, its on-going operational expenses and overall product development costs, including the cost of clinical trials, and competing technological and market developments.

         To address the going concern issue, the Company has continued to raise operating capital through private placements of debt and equity securities, and is currently in discussions with several parties regarding additional financing arrangements. In addition, during the second quarter of 2004, the Company initiated sales of ophthalmic surgery products acquired through an exclusive worldwide marketing and distribution license agreement that was finalized in May 2004. The Company expects that revenue and cash flow from sales of these products will contribute significantly to its future operating results and working capital requirements.

         While the Company believes that the additional financing arrangements will be completed, and that near-term operating revenues and cash flow will be generated from the recently completed license agreement, there can be no assurance that new financing will be completed or that the proceeds from new financing received by the Company and/or that revenues generated from product sales will be sufficient for the Company to meet its contractual obligations and on-going operating expenses.

         The accompanying consolidated financial statements do not include any adjustments that might result from the resolution of these matters.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

         Revenue from product sales relates to sales of ophthalmic surgical products pursuant to the Manufacturing, Supply and Distribution Agreement completed in May 2004. Revenue from such sales is recognized when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance, a firm price and probable collection.

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

         During the second quarter of 2004, no new options were granted by the Company, and options to purchase a total of 20,000 shares were forfeited and cancelled.
                                       8

         As of June 30, 2004, a total of 1,145,000 options to purchase shares of the Company's common stock were outstanding pursuant to the 2003 Plan.

         The following table summarizes information about stock options outstanding at June 30, 2004:

                              Weighted
                              Average    Weighted                     Weighted
                             Remaining    Average                     Average
    Exercise     Number       Life in    Exercise      Number         Exercise
     Price    Outstanding      Years       Price     Exercisable       Price
     -----    -----------      -----       -----     -----------       -----

      1.10     1,145,000        9.37       1.10        390,000          1.10

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

         Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's pro forma net loss and loss per share for the three and six months ended June 30, 2004, 2003 and from inception to date, would have been as follows:

                                           For the Three Months             For the Six Months           For the Period
                                             Ended June 30,                    Ended June 30,              Febrary 2,
                                      ---------------------------------------------------------------         1996
                                                                                                           (inception)
                                          2004              2003            2004             2003         June 30, 2004
                                      ------------     ------------     ------------     ------------     ------------
Net Loss
As reported                            (4,729,146)        (902,014)      (6,068,366)      (1,730,711)     (16,844,585)
   SFAS No. 123 effect                    (84,499)              --         (168,999)              --         (477,723)
                                      ------------     ------------     ------------     ------------     ------------
   Pro forma net loss                  (4,813,645)        (902,014)      (6,237,365)      (1,730,711)     (17,322,308)

Loss per share, basic and diluted
   As reported                              (0.18)           (0.05)           (0.25)           (0.09)           (2.14)
                                      ============     ============     ============     ============     ============
   Pro forma                                (0.18)           (0.05)           (0.26)           (0.09)           (2.20)
                                      ============     ============     ============     ============     ============

Basic and diluted weighted
 average common shares outstanding     26,625,762       19,533,294       24,370,545       19,533,294        7,882,996
                                      ============     ============     ============     ============     ============

DEPRECIATION

         Depreciation of property and equipment is computed using the straight-line method over estimated useful lives ranging from three to seven years.

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

LOSS PER SHARE

         The Company calculates loss per share in accordance with SFAS No. 128,"EARNINGS PER SHARE," and Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 98. Accordingly, basic loss per share is computed using the weighted average number of common shares and diluted loss per share are computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options, using the treasury stock method, or warrants; common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

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

RECLASSIFICATIONS

         Certain reclassifications have been made to the financial statement of the prior year and for the period February 2, 1996 (inception) to June 30, 2004 in order to conform to current year presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at June 30, 2004 and December 31, 2003:
                                              June 30, 2004    December 31, 2003
                                              -------------     -------------

          Computer and test equipment         $     98,197      $     82,584
          Furniture and fixtures                    33,505            33,505
          Trade show equipment                      62,613            47,002
                                              -------------     -------------
                                                   194,313           163,091

          Less: Accumulated depreciation           (73,498)          (58,651)
                                              -------------     -------------
                                              $    120,815      $    104,440
                                              =============     =============

         Depreciation expense for the six months ended June 30, 2004, and for the period from February 2, 1996 (inception) to June 30, 2004 was $14,847 and $324,402, respectively.

NOTE 4 - DISTRIBUTION AND PATENT AGREEMENTS

         In May 2004, the Company entered into a Manufacturing, Supply and Distribution Agreement with a German company ("licensor") pursuant to which the Company acquired exclusive worldwide distribution, sales and marketing rights for certain ophthalmic surgical products used in LASIK refractive surgery procedures. The licensed products are approved for marketing in Europe and certain other countries, and during the second quarter of 2004, an application for marketing approval in the United States was filed with the U.S. Food and Drug Administration.

         The Company capitalized a total of $1,901,400 in connection with this agreement based on non-refundable cash license fee paid, plus the fair market value of 750,000 shares of common stock issued to the licensor, as consideration under the agreement. The total capitalized amount is being amortized on a straight-line basis over the term of the agreement.

         During 2003, the Company entered into a patent license agreement with the inventor of a patented technology through which the Company obtained exclusive worldwide rights for all medical applications for the technology that provides for the sterile flow of fluid through a surgical water jet apparatus. The purchase price of the license has been capitalized and is being amortized on a straight-line basis over the remaining life of the patent. The license agreement provides for royalty payments based on the sale of products utilizing licensed technology and for minimum annual royalty payments.

         Distribution and Patent agreements consist of the following at June 30, 2004 and December 31, 2003:

                                              June 30, 2004   December 31, 2003
                                              -------------     -------------
            Distribution agreements           $  1,901,400      $        --
              Patent agreements                    100,000           100,000

            Less: accumulated amortization         (64,522)           (2,756)
                                              -------------     -------------
                                              $  1,936,878      $      97,244
                                              =============     ==============

         Amortization expense for the six months ended June 30, 2004 and for the period from February 2, 1996 (inception) to June 30, 2004 was $61,766 and $64,522, respectively. In connection with these agreements, the Company expects to record the following amortization expense over the next five years:

            Fiscal Year Ended                Amortization Total
            -----------------                ------------------

                 12/31/04                            194,864
                 12/31/05                            389,729
                 12/31/06                            389,729
                 12/31/07                            389,729
                 12/31/08                            389,729
                 12/31/09                            137,822
                                             ------------------
            Total                                  1,891,602
                                             ==================

NOTE 5 - SECURED DEBENTURES

         In February 2004, the Company entered into bridge financing agreements with five investors pursuant to which the Company issued a total of $500,000 of secured subordinated debentures and received net proceeds of $447,500 after subtracting related placement agent fees and legal expenses totaling $52,500.

         The debentures bear interest at an annual rate of 24%, which is payable monthly beginning April 1, 2004. In addition, the debenture holders received warrants to purchase 250,000 shares of the Company's common stock, exercisable through March 1, 2009, at an exercise price of $1.10 per share.

         The Company is obligated to file a Registration Statement covering the shares issued, as well as the shares issuable upon conversion of the debentures. The principal balance of the debentures is due and payable on the earlier of (i) thirty (30) days from the date the Registration Statement is declared effective by the Securities and Exchange Commission, provided that a specified affiliate of the investors has not defaulted in its obligation to purchase shares of the Company's common stock, or (ii) twelve (12) months from the date the Registration Statement is declared effective, or (iii) eighteen (18) months from the date of the debenture agreement.

         The debentures are secured by all accounts and equipment of the Company, now owned, existing or hereafter acquired.

         The debenture debt was recorded net of discounts totaling $230,668 recorded in connection with the $52,500 of loan fees and expenses, and $178,168, based on a Black-Scholes model valuation, related to the 250,000 warrants issued to debenture holders. During the six months ended June 30, 2004, the Company recorded total interest expense of $118,475 in connection with the debenture debt, of which $88,475 resulted from the non-cash amortization of debt discount and $30,000 related to interest accrued during the periods on the outstanding principal balance. Of the interest accrued, $27,000 was paid during the period, and $3,000 was payable as of June 30, 2004.

         In May 2004, the Company entered into an agreement with an institutional lender pursuant to which the Company issued a total of $750,000 of secured subordinated debentures and received net proceeds of $662,188 after subtracting related placement agent fees and expenses totaling $80,000 and prepaid interest totaling $7,812.

         The principal balance of the debentures is due and payable on July 5, 2004, and the debentures bear interest at an annual rate of 15%, which is payable monthly beginning June 1, 2004 (See Note 14). In addition, the debenture holder received a warrant to purchase 500,000 shares of the Company's common stock, exercisable through May 6, 2009, at an exercise price of $0.90 per share.

         The debentures are secured by an aggregate of 1,500,000 shares of the Company's common stock, of which 750,000 shares were issued by the Company and 750,000 shares were borrowed by the Company pursuant to a security lending agreement between the Company and a third party.

         The debenture debt was recorded net of discounts totaling $319,807 recorded in connection with the $80,000 of loan fees and expenses, and $239,807, based on a Black-Scholes model valuation, related to the 500,000 warrants issued to the debenture holder. During the six months ended June 30, 2004, the Company recorded total interest expense of $310,345 in connection with the debenture debt, of which $293,157 resulted from the non-cash amortization of debt discount and $ 17,188 related to interest accrued, and paid during the period on the outstanding principal balance.

         As of June 30, 2004 and December 31, 2003, secured debenture debt balance consists of the following:

                                              June 30, 2004   December 31, 2003
                                              -------------     -------------
         Secured subordinated debenture       $  1,250,000      $         --
         Secured debenture discount               (168,842)               --
                                              -------------     -------------
         Secured debenture debt               $  1,081,158      $         --
                                              =============     =============

Note 6 - CONVERTIBLE DEBENTURES

         In May 2004, the Company entered into convertible debenture agreements with two institutional lenders with an aggregate principal balance of $800,000, and received net proceeds of $695,000 after subtracting related placement agent fees and expenses totaling $105,000.

         The debentures bear interest at an annual rate of 10%, which is due and payable on the maturity date. In addition, the debenture holders received an aggregate of 533,000 warrants to purchase shares of the Company's common stock, exercisable through May 6, 2009 at an exercise price of $0.90 per share.

         The principal balance of the debentures is due and payable on the earlier of (i) one hundred and five (105) days from the issue date, or (ii) ten
(10) business days from the date the Company's Registration Statement is declared effective by the Securities and Exchange Commission.

         The debentures are secured by an aggregate of 800,000 shares of the Company's common stock borrowed by the Company pursuant to a security lending agreement between the Company and a third party. Under certain circumstances, the outstanding principal of the debentures may be converted into shares of the Company's common stock based on an initial conversion price of $0.90, subject to adjustment as defined in the agreement.

         The debenture debt was recorded net of discounts totaling $360,793 recorded in connection with the $105,000 of loan fees and expenses, and $255,793, based on a Black-Scholes model valuation, related to the 533,000 warrants issued to debenture holders. During the six months ended June 30, 2004, the Company recorded total interest expense of $201,042 in connection with the debenture debt, of which $188,987 resulted from the non-cash amortization of debt discount and $12,055 related to interest accrued during the periods on the outstanding principal balance.

         In connection with these debentures, the Company entered into a registration rights agreement with the debenture holders covering 533,333 shares of common stock underlying the warrants issued in connection with these debentures. As of June 6, 2004 the Company had not completed the filing of the Registration Statement as required by the registration rights agreement, and accordingly, the Company is currently in default of its obligations to timely file the Registration Statement.

         In June 2004, the Company entered into convertible debenture agreements with two institutional lenders with an aggregate principal balance of $1,000,000, and received net proceeds of $880,000 after subtracting related placement agent fees and expenses totaling $120,000. The principal balance of the debentures is due and payable on June 24, 2006.

         The debentures bear interest at an annual rate of 8%, which is payable quarterly beginning December 31, 2004. In addition, the debenture holders received an aggregate of 150,000 shares of the company's common stock, and an aggregate of 750,000 warrants to purchase shares of the Company's common stock, exercisable through June 24, 2009, at an exercise price of $1.50 per share, provided however that the exercise price with respect to an aggregate of 500,000 of the warrants is reduced to $0.60 per share during the period from the date of issuance through the date twelve (12) months after the Securities and Exchange Commission declares effective a registration statement registering the resale of shares underlying the warrants.

         The debentures are secured by an aggregate of 350,000 shares of the Company's common stock issued by the Company, and the outstanding principal of the debentures may be converted, subject to redemption rights of the Company, into shares of the Company's common stock based on an initial conversion price of $0.50, subject to adjustment as defined in the agreement.

         The debenture debt was recorded net of discounts totaling $541,714 recorded in connection with the $120,000 of loan fees and expenses, $106,500 recorded based on the fair market value of the common stock on the date of issuance and $315,214, based on a Black-Scholes model valuation, related to the 533,000 warrants issued to debenture holders. During the three months ended June 30, 2004, the Company recorded total interest expense of $5,829 in connection with the debenture debt, of which $4,514 resulted from the non-cash amortization of debt discount and $1,315 related to interest accrued during the periods on the outstanding principal balance.

         In connection with these debentures, the Company entered into a Registration Rights Agreement with the debenture holders covering 500,000 shares of common stock, 750,000 shares of common stock underlying the warrants and 2,000,000 shares of common stock underlying the conversion provision included in the debenture agreements. Pursuant to this agreement, the Company is obligated to file a Registration Statement with the Securities and Exchange within 30 days of the closing of the transaction (See Note 14).

         As of June 30, 2004 and December 31, 2003, convertible debenture debt balance consists of the following:

                                              June 30, 2004   December 31, 2003
                                              -------------     -------------
         Secured subordinated debenture       $  1,800,000      $         --
         Secured debenture discount               (709,007)               --
                                              -------------     -------------
         Secured debenture debt               $  1,090,993      $         --
                                              =============     =============

NOTE 7 - NOTES PAYABLE - RELATED PARTIES

SURGIJET, INC.

         On October 23, 1998, the Company issued a demand promissory note in the amount of $400,000 in favor of SurgiJet, Inc., a company then related through common shareholders. Interest accrued on the unpaid principal at a variable interest rate based on the prime rate totaled $139,955 on February 11, 2003. In connection with the Merger Agreement, an amendment to the note was executed on February 11, 2003 under which the accrued interest was reduced to $49,652, the accrual of additional interest was halted, and scheduled principal and interest payments were established. Under the amended note, the first payment of $30,000 was due on February 11, 2003 with equal monthly installments of $15,000, including interest due on the first of each month, and all outstanding principal and interest was due and payable upon successful completion of the Company's 2002 financial statements. As a result of the amendment, the Company recorded a $90,303 gain during the third quarter of 2003 based on the difference between the total accrued interest expense included on the amended note and the total interest of $139,955 previously accrued. During 2003 payments totaling $45,000 were made by the Company. As discussed more fully in Note 11, the validity of the underlying note, as well as the amended note, is disputed by the Company, and is a subject of on-going litigation between the Company and SurgiJet. Pending the outcome of the litigation, the Company ceased making scheduled payments on this note. As of June 30, 2004 and December 31, 2003, the outstanding principal balances and accrued interest payable balances on this note were $360,976 and $43,676, respectively. At June 30, 2004 the entire principal balance of the note is reflected as a current liability, and as of December 31, 2003, $273,832 of the principal balance is reflected as a current liability and $87,144 was reflected as long term debt.

DENTAJET, INC.

         During 2002, the Company entered into a promissory note for a principal sum of $91,000, plus interest at the rate of 10% per annum with DentaJet, Inc. ("DentaJet"), a Company then related through common shareholders. During 2002 and 2003, the Company borrowed an additional $72,000 from, and made payments totaling $27,482, to DentaJet, resulting in an outstanding principal balance of $135,518 at December 31, 2003 and June 30, 2004. During the six months ended June 30, 2004 the Company recorded $8,046 of interest expense related to this note, and as of June 30, 2004 and December 31, 2003 accrued interest payable on this note totaled $32,790 and $24,745, respectively.

         Pursuant to the Merger Agreement, the loan was due and payable upon successful completion of an independent audit of the Company's 2002 financial statements. However, as discussed more fully at Note 11, the validity of this note is being disputed by the Company, and is a subject of on-going litigation between the Company and SurgiJet.

FINANCIAL ENTREPRENEURS, INC. ("FEI")

         In connection with the Merger Agreement in 2003, the Company assumed a promissory note during 2003 originally entered into between PNAC and FEI, a significant shareholder of the Company, during 2002. The note bears interest at an annual rate of 7.5%, and matures on April 3, 2009. Upon consummation of the merger in February 2003, the outstanding principal and accrued interest payable balances were $206,649 and $11,462, respectively. During 2003, the Company added net borrowings of $43,476 to the note, and accrued additional interest expense of $17,072, resulting in an outstanding principal balance and accrued interest payable balances at December 31, 2003 of $250,125 and $28,534, respectively. During the six months ended June 30, 2004, net activity resulted in an increase to the outstanding principal of $15,865, and $11,219 of additional interest was accrued. As of June 30, 2004 the outstanding principal and accrued interest payable on this note were $265,990 and $39,752, respectively.

SHAREHOLDERS

         During 2002, the Company entered into a promissory note with Lance Doherty, a shareholder of the Company, for a principal sum of $19,000 plus interest at the rate of 10% per annum. As of June 30, 2004 and December 31, 2003 the outstanding principal balance of this note was $19,000. During the six months ended June 30, 2004 $1,151 of additional interest was accrued, and as of June 30, 2004 accrued interest payable totaled $5,071. Pursuant to the Merger Agreement, this note was due and payable upon successful completion of an independent audit of the Company's 2002 financial statements. However, as discussed more fully at Note 11, the validity of this note is being disputed by the Company, and is a subject of on-going litigation between the Company and Mr. Doherty.

NOTE 8 - COMMITMENTS

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

NOTE 9 - SHAREHOLDERS' EQUITY (DEFICIT)

COMMON STOCK ACTIVITY

         During the second quarter of 2004, the Company issued a total of 7,490,000 shares of common stock. Of this total, 115,000 shares were issued in connection with private equity placements, 600,000 shares were issued from common stock subscriptions received in 2003, 2,400,000 shares were issued as compensation for consulting services, 750,000 shares were issued in connection with a product licensing agreement, 75,000 shares were issued pursuant to litigation settlement agreements, and 150,000 shares were issued pursuant to a securities purchase agreement entered into in connection with one of the secured debt agreements completed during the quarter.

         In connection with the issuance of these shares, the Company recorded expenses of $2,280,000 related to the shares issued for consulting services and $59,250 related to the shares issued pursuant to litigation settlements. In addition, 712,500 was capitalized in connection with the shares issued in connection with the product license agreement and $106,500 was recorded as debt discount related to the shares issued pursuant to the securities purchase agreement. All amounts recorded in connection with the issuance of these shares were based on the fair value of the stock on the date of issuance.

         In addition, during the second quarter of 2004, the Company issued an aggregate of 3,400,000 shares of common stock as collateral under completed and pending debt agreements. The issuance of these shares was recorded as reductions to Additional Paid in Capital based on the par value of shares issued.

WARRANT ACTIVITY

         During the second quarter of 2004, the Company issued 5-year warrants to purchase an aggregate of 2,080,833 shares of its common stock. Of this total, an aggregate of 1,903,333 warrants were issued in connection with secured debenture agreements completed during the quarter at exercise prices ranging from $0.60 to $1.50 (see Note 5), 110,000 warrants were issued in connection with private equity placements at an exercise price of $2.25 per share, 37,500 warrants were issued at an exercise price of $2.25 per share for services provided to the company and 30,000 warrants were issued at an exercise price of $1.00 in connection with a working capital advance made to the Company.

         During this period, the Company recorded debt discount totaling $810,815 and professional fees totaling $64,238 related to warrants issued in connection with the debenture agreements, professional fees totaling $17,032 related to warrants issued in connection with the working capital advance and consulting expense in the amount of $11,612 in connection with the warrants issued for services. All amounts recorded in connection with these warrants were based on the fair value of the warrants issued using a Black-Scholes model valuation.

         The following table summarizes the number of outstanding common stock warrants as of June 30, 2004:
                                                              Weighted Average
                                                    Number      Exercise Price
                                                  ------------   ------------

         Outstanding at December 31, 2003           12,102,480   $       2.53
              Granted                                  825,000           1.87
              Forfeited                                     --             --
              Exercised                                     --             --
                                                  ------------   ------------
         Outstanding at March 31, 2004              12,927,480   $       2.49
              Granted                                2,080,833           1.00
              Forfeited                                     --             --
              Exercised                                     --             --
                                                  ------------   ------------
         Outstanding at June 30, 2004               15,008,313   $       1.87
                                                  ============   ============

         The following table summarizes additional information with respect to outstanding common stock warrants at June 30, 2004:

                              Number    Weighted Average Life     Number
         Exercise Price    Outstanding   Remaining in Months   Exercisable
         --------------   ------------  ---------------------  -----------
            $0.60             500,000           60                500,000
            $0.90           1,153,333           58              1,153,333
            $1.00           6,101,480           43              5,101,480
            $1.10             250,000           56                250,000
            $1.23              45,000           49                 45,000
            $1.50             280,000           56                280,000
            $2.25           4,403,500           49              4,403,500
            $2.50             505,000           40                505,000
            $3.00              50,000           43                 50,000
            $5.00           1,720,000           43              1,720,000
                          ------------                         -----------
                           15,008,313                          14,008,313
                          ============                         ===========

NOTE 10 - SETTLEMENT AGREEMENTS AND LOAN PAYABLE

         In November 2002, the Company entered into settlement agreements with an officer and an employee related to accrued but unpaid fees for consulting services rendered by them prior to the consummation of the Merger in the aggregate of $700,000. Under the agreements a total of $450,000 was converted into 211,267 shares of the Company's common stock, during 2003, based upon the closing price on the effective date the Merger Agreement. The balance owed of $250,000 was converted into two notes payable that bear interest at an annual rate of 3.5% and provide for the principal to be paid over equal installments for the duration of the loans. At June 30, 2004 and December 31, 2003, the aggregate balances on these notes were $93,749 and $104,166, respectively and the respective accrued interest payable balances were $8,125 and $6,330.

NOTE 11 - CONTINGENCIES

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

         The Company is also a defendant in a breach of contract claim from an outside provider of accounting services for work performed for the Company prior to the effective date of the Merger Agreement, for $43,500, plus interest. The Company has denied the allegations of the complaint and is vigorously contesting the action. The Company has filed a Cross Complaint alleging professional negligence, breach of contract, breach of covenant of good faith and fair dealing and aiding and abetting breach of fiduciary duty.

         In January 2004, the Company was served a summons which named the Company and certain of its officers as defendants in an action filed by a corporation claiming it was owed fees related to professional employment placement services in the approximate amount of $114,500. The Company denies the allegations of the complaint and plans to vigorously contest the action.

         In February 2004, the Company was served a summons which named the Company as one of several defendants in an action filed by an individual seeking damages of approximately $450,000 based on claims including breach of contract, promissory fraud and negligent misrepresentation related to activities that occurred, and involving owners and management of the Company, prior to the effective date of the Merger Agreement. The Company denies any involvement in the activities included in the allegations, and does not anticipate the necessity to defend this action.

NOTE 12 - RELATED PARTY TRANSACTIONS

         During the three and six months ended June 30, 2004 the Company recorded $15,000 and $30,000, respectively, of consulting fees to a corporation owned by a director of the Company. As of June 30, 2004, $2,500 related to this agreement was included in accounts payable.

         In January 2004, the retainer due under a consulting agreement between the Company and a director was increased from $5,000 to $15,000 per month. During the three and six months ended June 30, 2004 the Company recorded $45,000 and $90,000, respectively of consulting fees and expenses of $6,221 and $8,753, respectively, in connection with this agreement. As of June 30, 2004, $85,104 related to this agreement was included in accounts payable.

         During the three and six months ended June 30, 2004 the Company recorded $45,000 and $90,000, respectively, of consulting fees in connection with an agreement with a corporation controlled by two shareholders, each of whom own beneficially in excess of 5% of the outstanding shares of the Company's common stock. Pursuant to this agreement, entered into in April 2003, the Corporation is entitled to receive a monthly fee of $15,000, provided however that payment of accrued fees is not payable by the Company until such time as the Company has a minimum cash balance of $2.5 million. At June 30, 2004 a total of $225,000 in fees recorded pursuant to this agreement is included in accrued expenses.

         During the three months ended March 31, 2004 the Company recorded finders' fee expenses in the amount of $15,000, to a corporation controlled by an individual who beneficially owns in excess of 5% of the outstanding shares of common stock of the Company. In addition, during the three and six months ended June 30, 2004 the Company reimbursed the corporation for travel expenses related to business of the Company totaling $5,600 and $9,937, respectively. As of June 30, 2004, all amounts accrued related to finders' fees and expenses had been paid.

         During the second quarter of 2004, the Company and the same corporation entered into an agreement pursuant to which the corporation agreed to loan the Company shares of the Company's common stock owned by the corporation for use by the Company as collateral in subsequent financing transactions. In return, the Company agreed to reduce the exercise price of 1,543,000 warrants previously issued to the corporation from $5.00 per share to $1.00 per share. In connection with the warrant re-pricing the Company recorded a non-cash expense of $546,403 during the second quarter based based on a Black-Scholes model valuation. As of June 30, 2004 all shares borrowed by the Company from the corporation pursuant to this agreement had been returned to the corporation.

         In May 2004 the Company received a working capital advance in the amount of $200,000 from an individual related to the controlling stockholder of the same corporation, and in June 2004, the advance was repaid.

NOTE 13 - Security Lending Agreement

         In April 2004, the Company and a corporation that beneficially owns in excess of 5% of the outstanding shares of common stock of the Company entered into an agreement pursuant to which the corporation agreed to make available 3 million free-trading shares of the Company's common stock, for use by the Company as collateral in subsequent financing transactions. In accordance with the terms of this agreement, the Company is obligated to pay interest on the value of shares borrowed (assuming a value of $1.00 per share) based on the LIBOR rate plus 50 basis points, and must return the borrowed shares by November 30, 2004. In the event of default, the Company has agreed to file a Registration Statement and to return any shares, within 72 hours, that had not previously been returned by the due date. As of June 30, 2004 the Company had borrowed a total of 1,550,000 shares pursuant to this agreement, and the Company had accrued interest expense totaling $9,515.

NOTE 14 - SUBSEQUENT EVENTS

DEBENTURE AGREEMENT NON-COMPLIANCE

         As of July 5, 2004 the Company had not repaid the $750,000 principal balance of the secured debenture entered into in May 2004 as required in the debenture agreement. Based on the Company's failure to repay the principal balance by the scheduled maturity date the Company is currently in default under this instrument.

         As of July 24, 2004 the Company had not completed the filing of a registration statement as required under the registration rights agreement between the Company and the holders of $1,000,000 of convertible debentures entered into in June 2004. Accordingly, the Company is in default of its obligation to file the Registration Statement.

CONVERTIBLE DEBENTURE

         In July 2004, the Company entered into convertible note agreements with an institutional lender with an aggregate principal balance of $1,000,000, and received net proceeds of $900,000 after subtracting related placement agent fees and expenses totaling $100,000. The note bears interest, at an annual rate of 8%, which is due and payable quarterly beginning on October 31, 2004. In addition, the debenture holders received warrants to purchase 750,000 shares of the Company's common stock, exercisable through July 23, 2011, at an exercise price of $1.00 per share.

         The principal balance of the note, plus any accrued and unpaid interest, is due and payable on July 23, 2014, provided however, that on or after July 31, 2007 the Company, at the option of the note holder, may be obligated to repurchase the note at a price equal to 100% of the outstanding principal and interest. The outstanding principal of the debentures may be converted into shares of the Company's common stock, at the option of the note holder, based on an initial conversion price of $0.54 per share, subject to adjustment as defined in the agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

CRITICAL ACCOUNTING POLICIES

         The Company's critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements. At this stage of our development, these policies primarily address matters of revenue and expense recognition. The Company has consistently applied these policies in all material respects.

OVERVIEW

         The Company is in the development stage, and through the second quarter of 2004, the Company's efforts had been principally devoted to organizational activities, raising capital and research and development efforts related to its proprietary waterjet based ophthalmic surgery products. Through this period, the Company did not have any products on the market and had not received any revenues from product sales.

         In May 2004, the Company entered into an exclusive license agreement with a German corporation, pursuant to which the Company acquired worldwide marketing, sales and distribution rights for that corporation's LASIK and Epi-Lasik products, and immediately began marketing these products in Europe and certain other foreign countries, where the products have received regulatory approval for sale. In May 2004, an application for marketing approval of the Epi-Lasik product in the United States was filed with the U.S. Food and Drug Administration ("FDA"). The approval and ultimate marketing of Epi-Lasik and other products under development by the Company in the United States is dependent upon the timing of submission, review and approval by the United States Food and Drug Administration. If product development and regulatory efforts are successful, we hope to begin marketing these products and generating revenue from product sales in the U.S. during the third or fourth quarter of 2004.

         Based on our history of losses and negative working capital balance, our financial statements for the year ended December 31, 2003 included a going concern opinion from our outside auditors, which stated there "is substantial doubt" about our ability to continue operating as a going concern.

         The Company is actively pursuing additional financing, and in this regard is in discussions with several parties related to potential financing arrangements. However, the Company does not currently have sufficient cash or working capital available to continue to fund operations, to meet its contractual obligations, to market the recently licensed products or to complete its on-going product development efforts. As such, our ability to secure additional financing on a timely basis, is critical to our ability to stay in business and to pursue planned operational activities.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 Compared To Three Months Ended June 30, 2003

SALES AND COST OF SALES

         International sales totaled $54,970 and represent revenues recognized based on sales during the second quarter of 2004 of ophthalmic surgery products acquired through a licensing agreement completed in May 2004. Cost of sales during the same period totaling $26,834 represent related product costs associated with these revenues. No sales were recorded during the second quarter of 2004 in the United States as marketing approval for the licensed products in the U.S. is still pending. Prior to the completion of the product licensing agreement, the Company did not have any products for sale, and accordingly had no similar sales revenues or cost of sales activity in the comparable 2003 period.

OPERATING EXPENSES

         Operating expenses during the three months ended June 30, 2004 increased to $4,142,175 from $885,338 in 2003 as a result of the following activity:

                                                     2004               2003
                                                 ------------       -----------

          General and Administrative             $ 3,979,679        $  671,065
          Research and Development                   162,496           214,273
                                                 ------------       -----------
            Total Operating Expenses             $ 4,142,175        $  885,338
                                                 ============       ===========

         The increase in general and administrative expenses in the 2004 period is due primarily to the inclusion of approximately $2.3 million of non-cash expenses recorded in connection with the issuance of a total of 2,475,000 shares of common stock during the period as payment for consulting services and in connection with dispute/litigation settlements, and non-cash expenses of $546,403 recorded in connection with the re-pricing of warrants during the second quarter. In addition, general and administrative expenses during the second quarter of 2004 include $54,680 of non-cash expense recorded based on the amortization of capitalized patent and licensing agreements. Also contributing to the increase during 2004 were increases in salaries and wages of approximately $166,000 and increases in professional fees of approximately $51,000.

         The decrease in research and development expenses in the 2004 period is primarily due to the deferral of planned expenditures for outside services and testing related to the Company's Hydrokeratome and Pulsatome products under development, due to limited working capital availability during the period.

OTHER INCOME AND EXPENSE

         Interest expense increased to $615,107 during the three months ended June 30, 2004 from $17,037 in 2003 primarily due to the inclusion in 2004 of approximately $544,000 of non-cash interest expense recorded in connection with the amortization of debt discount during the period. Also contributing to the increased interest expense during the 2004 period was an increase in total debt outstanding as a result of debt financing transactions completed during the first and second quarter of 2004.

NET LOSS

         As a result of the above revenues and expenses, the net loss for the three months ended June 30, 2004 increased to $4,729,146, compared to $902,014 during the comparable 2003 period.

Six Months Ended June 30, 2004 Compared To Six Months Ended June 30, 2003

SALES AND COST OF SALES

         International sales totaled $54,970 and represent revenues recognized based on sales during the second quarter of 2004 of ophthalmic surgery products acquired through a licensing agreement completed in May 2004. Cost of sales during the same period totaling $26,834 represent related product costs associated with these revenues. No sales were recorded during the second quarter of 2004 in the United States as marketing approval for the licensed products in the U.S. is still pending. Prior to the completion of the product licensing agreement, the Company did not have any products for sale, and accordingly had no similar sales revenues or cost of sales activity in the comparable 2003 period.

OPERATING EXPENSES

         Operating expenses during the six months ended June 30, 2004 increased to $5,423,957 from $1,692,052 in 2003 as a result of the following activity:

                                                     2004               2003
                                                 ------------       -----------

          General and Administrative             $ 5,014,976       $ 1,374,272
          Research and Development                   408,981           317,780
                                                 ------------       -----------
            Total Operating Expenses             $ 5,423,957       $ 1,692,052
                                                 ============      ============

         The increase in general and administrative expenses in the 2004 period is due primarily to the inclusion of $2.5 million of non-cash expenses recorded in connection with the issuance of a total of 2,605,000 shares of common stock during the period as payment for consulting services and in connection with dispute/litigation settlements, and non-cash expenses of $546,403 recorded in connection with the re-pricing of warrants during the second quarter. In addition, general and administrative expenses during the second quarter of 2004 include $57,042 of non-cash expense recorded based on the amortization of capitalized patent and licensing agreements. Also contributing to the increase during 2004 were increases in salaries and wages of approximately $342,000 and increases in other consulting fees of approximately $253,000.

         The increase in research and development expenses in the 2004 period is primarily due to increased expenditures during the first quarter of 2004 related to outside services and testing on the Company's Hydrokeratome and Pulsatome products under development.

OTHER INCOME AND EXPENSE

         Interest expense increased to $671,745 during the six months ended June 30, 2004 from $39,114 in 2003 primarily due to the inclusion in 2004 of approximately $575,000 of non-cash interest expense recorded in connection with the amortization of debt discount during the period. Also contributing to the increased interest expense during the 2004 period was an increase in total debt outstanding as a result of debt financing transactions completed during the first and second quarter of 2004.

NET LOSS

         As a result of the above revenues and expenses, the net loss for the six months ended June 30, 2004 increased to $6,068,366 compared to $1,730,711 during the comparable 2003 period.

         Subject to the availability of cash and working capital, and subject to obtaining marketing approval from the U.S. FDA, we expect sales revenue, and related cost of sales to increase significantly during the remainder of 2004. In addition, expenses related to sales and marketing and research and development activities are expected to increase during the remainder of 2004 as we ramp up our sales and marketing activities related to recently licensed products, and as we move toward completion of product development and regulatory compliance efforts and the ultimate product introduction with respect to the Company's other products under development.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is in the development stage, and prior to the second quarter of 2004, did not have any products for sale, and had not generated any revenue from sales or other operating activities. As such, our principal source of liquidity has been the private placement of equity securities and the issuance of notes payable and convertible debt. Based on our history of losses and negative working capital balance, our financial statements for the year ended December 31, 2003 included a going concern opinion from our outside auditors, which stated there "is substantial doubt" about our ability to continue operating as a going concern.

         During the first six months of 2004, the Company raised net proceeds totaling $3,211,188 through private placements of debt and equity securities. Of this total, $1,575,000 came from the issuance of convertible debentures, net of $225,000 of related costs, $1,109,688 came from the issuance of secured subordinated debenture agreements, net of $140,312 of related costs and $526,500 resulted from equity private placements, net of related costs of $58,500. In addition, during this period, the Company received net proceeds of $56,305 from working capital advances from shareholders and employees.

         During the first six months of 2004, the Company utilized $2,023,387 to fund operating activities and $1,220,122 in investing activities, and as of June 30, 2004, current liabilities exceeded current assets by approximately $4.5 million. In addition, as discussed in more detail in Notes 6 and 14 to the Financial Statements, the Company is currently in default on debenture agreements with an aggregate principal balance of $2,550,000.

         Subject to availability of funding, we expect operating expenses, and related cash requirements, to increase during 2004 in connection with anticipated increased sales and marketing and product development activities.

         In July 2004, the Company entered into convertible note agreements with an institutional lender with an aggregate principal balance of $1,000,000, and received net proceeds of $900,000 after subtracting related placement agent fees and expenses totaling $100,000. The note bears interest, at an annual rate of 8%, which is due and payable quarterly beginning on October 31, 2004. The principal balance of the note, plus any accrued and unpaid interest is due and payable on July 23, 2014, provided however, that on or after July 31, 2007 the Company, at the option of the note holder, may be obligated to repurchase the note at a price equal to 100% of the outstanding principal and interest.

         The Company is actively pursuing additional financing, and in this regard is in discussions with several parties related to potential financing arrangements. Our ability to secure additional financing on a timely basis, is critical to our ability to stay in business and to pursue planned operational activities. The Company believes that actions presently being taken to raise additional financing, to market products with which near-term operating revenues and to complete the development of, and bring to market its other ophthalmic surgical products, will provide capital to satisfy contractual obligations and to ultimately generate sufficient revenue to support its operations and become profitable. However, there can be no assurance that any such actions will be successfully completed, or that such actions will provide sufficient capital and/or cash flow to permit the Company to stay in business realize its plans.

PLAN OF OPERATIONS

FINANCING ACTIVITY

         The Company is dependent on raising additional capital to stay in business and to pursue the following planned activities. The Company is actively pursuing additional financing, and in this regard is in discussions with several parties related to potential financing arrangements. Completion of additional financing on a timely basis, is critical to the future of the Company, and will be a major focus of the activities of Company management.

SALES AND MARKETING

         In May 2004, the Company entered into a license agreement with a German Corporation ("Licensor") pursuant to which the Company acquired exclusive worldwide distribution, sales and marketing rights for the Licensor's LASIK and Epi-Lasik products. Both products are approved for marketing in Europe and certain other countries, and In May 2004, an application for marketing approval of the Epi-LASIK product in the United States was filed with the U.S. Food and Drug Administration.

         As a result of this agreement, the Company initiated sales and marketing efforts in the international markets where the products are approved for sale during the second quarter of 2004, and plans initiate sales and marketing efforts in the United States during the third quarter of 2004. Planned expenditures for sales and marketing during this period are anticipated to be approximately $1.2 million.

RESEARCH AND DEVELOPMENT

         The Company plans to continue its research and development efforts on the following ophthalmic surgery products based principally on applications of its proprietary waterjet technology. These products are designed to result in faster, safer and more efficacious surgery in the laser eye surgery and cataract surgery markets.

              1) HydroKeratome
                  - a corneal cutting device that produces a bladeless flapcut for the LASIK procedure.

              2) Pulsatome
                  - an emulsification device for the quick and safe removal of full range of cataract hardnesses, with a lower cost per procedure and requiring minimal technical expertise.

              3) New Products/Product Extensions
                  - the Company plans to continue research and development efforts on other medical applications of its waterjet technology, and to identify and license/acquire other technology and/or products that offer complements and extensions to its ophthalmic surgery product line.

         The primary focus of our research and development activities during this period will be on completing testing required to obtain final marketing approval from the FDA with respect to our 510(K) application, and the subsequent initiation of product sales, for HydroKeratome. In addition, our research and development efforts will be focused on completing testing required for our initial 510(K) application submission to the FDA with respect to our Pulsatome product, any subsequent testing to obtain final marketing approval from the FDA, and the subsequent initiation of product sales for Pulsatome. Planned research and development expenditures during this period are estimated to be approximately $1.5 million.

PROPERTY, PLANT AND EQUIPMENT

         The planned research and development activities and the expansion of marketing and administrative support will require additional expenditures for property, plant and equipment during the next twelve months.

         The following is a schedule of anticipated purchases of property and equipment during this period:

             1). Production, lab, test equipment                $ 275,000
             2). Computers and software                           270,000
             3). Facilities, furniture & fixtures                 100,000
                                                                ----------
                  Total anticipated capital expenditures:       $ 645,000
                                                                ==========

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

ITEM 3.  CONTROLS AND PROCEDURES

         At the end of the period covered by this Form 10-QSB, the Company's management, including its Chief Executive Officer and its Treasurer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and the Treasurer determined that such controls and procedures are effective to ensure that information relating to the Company required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company's internal controls over financial reporting that were identified during the evaluation that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         VisiJet is a defendant in Steven J. Baldwin v. VisiJet, Inc. et al, a case pending in San Francisco Superior Court, filed on February 9, 2004 (Case No. 04- 428696). The Plaintiff is alleging damages of approximately $450,000 based on claims including breach of contract, promissory fraud and negligent misrepresentation related to activities that occurred, and involving owners and management of the Company, prior to the effective date of the Merger Agreement. The Company denies any involvement in the activities included in the allegations, and does not anticipate the necessity to defend this action.

         To the best of the Company's knowledge and belief, there are no other material legal proceedings pending or threatened against the Company.

ITEM 2.  CHANGES IN SECURITIES

         During the period the Company issued 115,000 shares and warrants to purchase 115,000 shares of Common Stock to 2 private investors, for gross proceeds of $115,000.

         During the period the Company issued a $750,000 debenture to a group of five private investors. The principal balance of the debenture is due and payable on July 5, 2004, and the debenture bears interest at an annual rate of 15%. In addition, the debenture holders received warrants to purchase 500,000 shares of the Company's common stock, exercisable through May 6, 2009, at an exercise price of $0.90 per share.

         During the period the Company issued $800,000 in convertible debentures to two institutional lenders. The principal balance of the debentures is due and payable on the earlier of (i) one hundred and five (105) days from the issue date, or (ii) ten (10) business days from the date the Company's Registration Statement is declared effective by the Securities and Exchange Commission. The debentures bear interest at an annual rate of 10%, which is due and payable on the maturity date. In addition, the debenture holders received an aggregate of 533,000 warrants to purchase shares of the Company's common stock, exercisable through May 6, 2009 at an exercise price of $0.90 per share.

         During the period the Company issued $1,000,000 in convertible debentures to two institutional lenders. The principal balance of the debentures is due and payable on June 24, 2006 and the debentures bear interest at an annual rate of 8%. In addition, the debenture holders received an aggregate of 150,000 shares of the company's common stock, and an aggregate of 750,000 warrants to purchase shares of the Company's common stock, exercisable through June 24, 2009, at an exercise price of $1.50 per share, provided however that the exercise price with respect to an aggregate of 500,000 of the warrants is reduced to $0.60 per share during the period from the date of issuance through the date twelve (12) months after the Securities and Exchange Commission declares effective a registration statement registering the resale of shares underlying the warrants.

         The Company believes that each of the foregoing issuances was exempt from registration under the Securities Act of 1933, as amended, by reason of
Section 4(2) thereof and Regulation D thereunder.

Item 3.  DEFAULT UPON SENIOR SECURITIES

         A secured debenture agreement in the amount of $750,000, entered into in May 2004, came due on its scheduled maturity date of July 5, 2004. The Company did not pay the obligation on the maturity date. The failure to pay constitutes a default under the obligation, but the Company is in discussions with the debenture holder regarding a resolution of this matter.

         The Company is not currently in compliance with terms included in the secured debenture agreements with an aggregate outstanding principal balance of $800,000, entered into in May 2004, due to its failure to file a Registration Statement with the Securities and Exchange Commission covering warrants issued to debenture holders pursuant to the debenture agreement by June 6, 2004, as required by the registration rights agreement entered into between the Company and the debenture holders in connection with the debenture agreement. The failure to timely file the Registration Statement is a default under the agreement. Filing of the Registration Statement by the Company is pending, and the Company is in discussions with the debenture holder regarding a resolution of this matter.

         The Company is not currently in compliance with terms included in the secured debenture agreements with an aggregate outstanding principal balance of $1,000,000, entered into in June 2004, due to its failure to file a Registration Statement with the Securities and Exchange Commission covering warrants issued to debenture holders pursuant to the debenture agreement by July 24, 2004, as required by the registration rights agreement entered into between the Company and the debenture holders in connection with the debenture agreement. The failure to timely file the Registration Statement is a default under the agreement. Filing of the Registration Statement by the Company is pending, and the Company is in discussions with the debenture holder regarding a resolution of this matter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         10.1 Term Credit Agreement, dated May 6, 2004, between VisiJet, Inc. and HIT Credit Union

         10.2 Form of $750,000 Term Note, dated May 6, 2004, issued by VisiJet, Inc. to HIT Credit Union

         10.3 Security Agreement, dated May 6, 2004, between VisiJet, Inc. and HIT Credit Union

         10.4 Stock Purchase Agreement, dated May 6, 2004 between VisiJet, Inc., Platinum Long Term Growth LLC and Rock II, LLC

         10.5 10% Convertible Debenture for $550,000,dated May 6, 2004, issued by VisiJet, Inc., to Platinum Long Term Growth LLC

         10.6 10% Convertible Debenture for $250,000,dated May 6, 2004, issued by VisiJet, Inc., to Rock II, LLC

         10.7 Warrant To Purchase 366,666 Shares of Common Stock of VISIJET, INC., issued to Platinum Long Term Growth LLC

         10.8 Warrant To Purchase 166,667 Shares of Common Stock of VISIJET, INC., issued to Rock II, LLC

         10.9 Form of Registration Rights Agreement, dated May 6, 2004 between VisiJet, Inc., Platinum Long Term Growth LLC and Rock II, LLC

         10.10 Manufacturing, Supply and Distribution Agreement, dated May 7, 2004 between VisiJet, Inc. and Gebauer Medizintechnik GmbH

         10.11 Securities Purchase Agreement, dated July 23, 2004 between VisiJet, Inc. and Libertyview Special Opportunities Fund, LP

         10.12 8% Convertible Note for $1,000,000, dated July 23, 2004, issued by VisiJet, Inc., to Libertyview Special Opportunities Fund, LP

         10.13 Warrant To Purchase 750,000 Shares of Common Stock of VISIJET, INC., issued to Libertyview Special Opportunities Fund, LP

         10.14 Registration Rights Agreement, dated July 23, 2004, between VisiJet, Inc., and Libertyview Special Opportunities Fund, LP

         10.15* Securities Purchase Agreement, dated June 24, 2004, between Registrant, Bushido Capital Master Fund, L.P. and Bridges & Pipes, LLC

         10.16*   Form of Convertible Debenture

         10.17*   Form of Warrant (stepped price)

         10.18*   Form of Warrant (fixed price)

         10.19* Registration Rights Agreement, dated June 24, 2004, between Registrant, Bushido Capital Master Fund, L.P. and Bridges & Pipes, LLC

         10.20* Pledge and Escrow Agreement, dated June 24, 2004, between Registrant, Bushido Capital Master Fund, L.P., Bridges & Pipes, LLC, and Tarter Krinsky & Drogin LLP, as Escrow Agent

         31.1 Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certificate of Treasurer (principal financial officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certificate of Treasurer (principal financial officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference from Report on Form 8-K dated June 24, 2004, filed on August 18, 2004.


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

Date:  August 18, 2004