Form 10QSB
period 2004-09-30
VISIJET INC
filed 2004-11-17
CIK 1082249

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                  For the quarterly period ended September 30, 2004

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

         Yes [X] No [ ]


         As of November 11, 2004 there were 28,677,520 shares of the registrant's Common Stock outstanding.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets at September 30, 2004 and December 31, 2003   . . . . 3

         Statements of Operations for the Three Months and Nine Months
           ended September 30, 2004 and 2003  . . . . . . . . . . .   . . . . 4

         Statements of Cash Flows for the Nine Months ended September
           30, 2004 and 2003      . . . . . . . . . . . . . . . . . . . . . . 5

         Notes to Financial Statements    . . .  . . . . . . . . . . . . . .  6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations  . . . . . . . . . . . . . . . . . . . . 23

Item 3.  Controls and Procedures  . . . . . . . . . .  . . . . . . . . . . . 27

PART II. OTHER INFORMATION  . . . . . . . . . . . . . . . . .  . . . . . . . 27

Item 1.  Legal Proceedings  . . . . . . . . . . . . . .  . . . . . . . . . . 27

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds . . . . 28

Item 3.  Defaults Upon Senior Securities  . . . . . . .  . . . . . . . . . . 28

Item 6.  Exhibits      . . . . . . . . . . . . . . . . . . . . . . . . . . . 29


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                                           VisiJet, Inc.
                                                          Balance Sheets
                                                                                                 September 30,       December 31,
                                                                                                     2004                2003
                                                                                                 -------------      -------------
                                                                                                  (Unaudited)         (Audited)
ASSETS

Current assets:
        Cash and cash equivalents                                                                $     14,342       $     35,879
        Accounts receivable                                                                           332,105                 --
        Inventory                                                                                     317,003                 --
        Prepaid expenses                                                                              395,948             68,749
        Prepaid royalty                                                                                 2,000             20,000
                                                                                                 -------------      -------------
             Total current assets                                                                   1,061,398            124,628

        Property and equipment, net                                                                    96,522            104,440
        Distribution agreement, net                                                                 1,749,288                 --
        Patents and trademarks, net                                                                    90,157             97,244
                                                                                                 -------------      -------------
             Total assets                                                                        $  2,997,365       $    326,312
                                                                                                 =============      =============

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
        Accounts payable                                                                         $  1,096,197       $    679,885
        Customer deposits                                                                              16,720                 --
        Compensation settlement agreement - current portion                                            68,562             86,708
        Accrued interest                                                                              183,061            109,232
        Accrued expenses                                                                            1,018,181            481,106
        Royalty payable                                                                                45,000             60,000
        Notes payable to related parties                                                              877,660            681,442
        Notes payable                                                                                  10,000             14,000
        Convertible debenture debt, net                                                             1,330,513                 --
        Secured debenture debt, net                                                                 1,165,949                 --
                                                                                                 -------------      -------------
             Total current liabilities                                                              5,811,843          2,112,373

        Compensation settlement agreement, net of current portion                                          --             17,458
        Notes payable to related parties, net of current portion                                           --             87,144
        Convertible debenture debt - long term , net                                                  694,172                 --
                                                                                                 -------------      -------------
             Total liabilities                                                                      6,506,015          2,216,975
                                                                                                 -------------      -------------

Shareholders' deficit:
        Common stock, 50,000,000 shares authorized, $.001 par value,
             27,879,663 shares issued and outstanding at September 30, 2004, and 21,691,163 shares issued and outstanding at
             December 31, 2003                                                                         27,880             21,691
        Preferred stock, 10,000,000 shares authorized, $.001 par value,
             no shares outstanding at September 30, 2004 or at December 31, 2003                           --                 --
        Additional paid in capital                                                                 14,839,204          7,845,365
        Common stock subscriptions                                                                         --          1,018,500
        Deficit accumulated during development stage                                              (18,375,734)       (10,776,219)

                                                                                                 ------------       ------------
             Shareholders' deficit                                                                 (3,508,650)        (1,890,663)

                                                                                                 ------------       ------------
Total liabilities and shareholders' deficit                                                      $  2,997,365       $    326,312
                                                                                                 =============      =============

The accompanying notes are an integral part of these financial statements.


                                                   VisiJet, Inc.
                                            Statements of Operations
                                                  (Unaudited)


                                                    Three months        Three months         Nine months        Nine months
                                                       ended                ended               ended              ended
                                                 September 30, 2004  September 30, 2003  September 30, 2004  September 30, 2003
                                                 ------------------  ------------------  ------------------  ------------------
Sales - International                              $    982,567         $         --           $  1,037,537       $         --

Cost of Goods Sold                                      456,400                   --                483,234                 --

                                                   -------------        -------------          -------------      -------------
Gross Profit                                            526,167                   --                554,303                 --
                                                   -------------        -------------          -------------      -------------

Operating expenses:
     General and administrative expenses              1,400,569              680,639              6,415,545          2,054,912
     Research and development expenses                  182,414              559,098                591,395            876,878
                                                   -------------        -------------          -------------      -------------
            Total operating expenses                  1,582,983            1,239,737              7,006,940          2,931,790
                                                   -------------        -------------          -------------      -------------

Loss from operations                                 (1,056,816)          (1,239,737)            (6,452,637)        (2,931,790)

Other income (expense):
     Interest income                                         --                   --                     --                455
     Amortization of debt discount                     (328,670)                  --               (903,802)                --
     Interest expense                                  (145,662)              (5,944)              (242,275)           (45,058)
     Gain on debt restructure                                --               90,303                     --             90,303
                                                   -------------        -------------          -------------      -------------
            Total other expense                        (474,332)              84,359             (1,146,077)            45,700
                                                   -------------        -------------          -------------      -------------

Loss before provision for taxes                      (1,531,148)          (1,155,378)            (7,598,714)        (2,886,090)
Provision for Income taxes                                   --                   --                    800                 --

                                                   -------------        -------------          -------------      -------------
Net loss                                           $ (1,531,148)        $ (1,155,378)          $ (7,599,514)      $ (2,886,090)
                                                   =============        =============          =============      =============

Net loss per common share - basic and diluted      $      (0.05)        $      (0.06)          $      (0.29)      $      (0.15)
                                                   =============        =============          =============      =============

Basic and diluted weighted average
number of common shares outstanding                  29,429,663           20,468,856             26,069,227         18,707,993
                                                   =============        =============          =============      =============

The accompanying notes are an integral part of these financial statements


                                                VisiJet, Inc.
                                           Statements of Cash Flows
                                                 (Unaudited)

                                                                               Nine months ended September 30,
                                                                                   2004               2003
                                                                                   ----               ----
Cash flows from operating activities
  Net loss                                                                      $(7,599,514)      $(2,886,090)
Adjustment to reconcile net loss to net cash used by operating activities:
  Depreciation and amortization                                                     182,728            13,992
  Debt discount amortization                                                        903,802                --
  Common stock, options, warrants issued for services                             2,894,335             1,201
  Fee paid for guarantee                                                            546,403                --
  Gain from debt restructure                                                             --           (90,303)
Changes in assets and liabilities:
  Accounts receivable                                                              (332,105)               --
  Prepaid expenses                                                                 (309,199)         (104,667)
  Inventory                                                                        (317,003)               --
  Accounts payable                                                                  416,311           528,254
  Customer deposits                                                                  16,720                --
  Compensation settlement agreement                                                 (35,604)         (102,085)
  Royalties payable                                                                 (15,000)          (15,000)
  Other accrued expenses                                                            537,074                --
  Accrued interest                                                                  161,952            36,922
                                                                                ------------      ------------
Net cash used by operating activities                                            (2,949,100)       (2,617,776)
                                                                                ------------      ------------

Cash flows from investing activities:
  Acquisition of property and equipment                                             (15,611)          (65,433)
  Purchase of distribution agreement                                             (1,188,900)               --
                                                                                ------------      ------------
Net cash used in investing activities                                            (1,204,511)          (65,433)
                                                                                ------------      ------------

Cash flows from financing activities:
  Advance from related party                                                        229,361           231,725
  Repayment of advances from related parties                                       (200,600)         (166,156)
  Repayment of notes payable                                                         (4,000)           30,013
  Proceeds from secured debenture                                                 1,109,688                --
  Proceeds form convertible debt                                                  2,471,125                --
  Proceeds from private placements                                                  526,500         2,641,881
  Cash acquired in reverse merger                                                        --            30,693
  Interest converted to equity in connection with merger                                 --            33,997

                                                                                ------------      ------------
Net cash provided by financing activities                                         4,132,074         2,802,153
                                                                                ------------      ------------

Net increase/(decrease)in cash                                                      (21,537)          118,944

Cash, beginning of period                                                            35,879               960

                                                                                ------------      ------------
Cash, end of period                                                             $    14,342       $   119,904
                                                                                ============      ============

Supplemental disclosures of cash flow information
  Interest paid                                                                 $    90,214       $        --
  Taxes paid                                                                            800             1,600
  Debenture costs and fees                                                          534,190
Non-cash transactions
  Reclass of interest to current liability                                           80,313
  Warrants issued in connection with secured debenture                            1,195,290
  Common Stock issued in connection with secured debenture                          106,350
  Common Stock issued as collateral                                                   1,100

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

HISTORY AND MERGER

         VisiJet, Inc. ("VisiJet", or "the Company") is a medical device company focused on the marketing and development of ophthalmic surgery products for use in the laser eye surgery and cataract surgery markets. Through June 30, 2004, the Company was in the development stage, as its efforts had been principally devoted to organizational activities, raising capital and research and development. However, based on operating revenues generated by the Company in the third quarter of 2004, the Company is no longer considered to be in the development stage.

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

         In May 2004, the Company entered into a Manufacturing, Supply and Distribution Agreement with a German company pursuant to which the Company acquired exclusive worldwide distribution, sales and marketing rights for ophthalmic surgical products used in LASIK refractive surgery procedures. In May 2004, the Company began marketing these products in Europe and certain other foreign countries, where the products have received regulatory approval for sale. In September 2004 the Company began marketing in the United States following receipt of approval for marketing from the U.S. Food and Drug Administration. In addition, the Company is conducting research and development on additional ophthalmic surgery products based on applications of its proprietary waterjet technology.

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

         For the three and nine months ended September 30, 2004, the Company incurred net losses of $1,531,149 and $7,599,515, respectively, and as of September 30, 2004, the Company's current liabilities exceeded its current assets by approximately $4.7 million. The Company's future capital requirements will depend on many factors, including but not limited to the Company's ability to successfully market and generate operating revenue through product sales, its ability to finalize development and successfully market its waterjet technology, its on-going operational expenses and overall product development costs, including the cost of clinical trials, and competing technological and market developments.

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

INVENTORY

         Inventory is valued at lower of cost or market. Reserves for obsolescence or slow moving inventory are recorded when such conditions are identified. As of September 30, 2004 no such reserves were considered necessary.

ACCOUNTS RECEIVABLE

         The Company regularly reviews accounts and records an allowance for doubtful accounts based on a specific identification basis of those accounts that they consider to be uncollectible. As of September 30, 2004, no allowance for doubtful accounts was considered necessary.

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

         During the third quarter of 2004, no new options were granted by the Company, and as of September 30, 2004, a total of 1,145,000 options to purchase shares of the Company's common stock were outstanding pursuant to the 2003 Plan.

         The following table summarizes information about stock options outstanding at September 30, 2004:

                              Weighted
                              Average    Weighted                     Weighted
                             Remaining    Average                     Average
    Exercise     Number       Life in    Exercise      Number         Exercise
     Price    Outstanding      Years       Price     Exercisable       Price
     -----    -----------      -----       -----     -----------       -----

      1.10     1,145,000        9.12       1.10        370,000          1.10

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

         Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's pro forma net loss and loss per share for the three and nine months ended September 30, 2004 and 2003, would have been as follows:

                                             For the Three Months                  For the Nine Months
                                              Ended September 30,                   Ended September 30,
                                       --------------------------------      --------------------------------
                                           2004                2003              2004               2003
                                       -------------      -------------      -------------      -------------
Net Loss                               $ (1,531,148)      $ (1,155,378)      $ (7,599,514)      $ (2,886,090)
As reported
   SFAS No. 123 effect                      (84,499)                --           (253,498)                --
                                       -------------      -------------      -------------      -------------
   Pro forma net loss                  $ (1,615,647)      $ (1,155,378)      $ (7,853,012)      $ (2,886,090)

Loss per share, basic and diluted
   As reported                         $      (0.05)      $      (0.06)      $      (0.29)      $      (0.15)
                                       =============      =============      =============      =============
   Pro forma                           $      (0.05)      $      (0.06)      $      (0.30)      $      (0.15)
                                       =============      =============      =============      =============

Basic and diluted weighted
average common shares
Outstanding                              29,429,663         20,468,856         26,069,227         18,707,993
                                       =============      =============      =============      =============

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

RECLASSIFICATIONS

         Certain reclassifications have been made to the financial statement of the prior year in order to conform to current year presentation.



RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

NOTE 3 - INVENTORY

         Inventory includes finished goods of ophthalmic surgical products purchased pursuant to the Manufacturing, Supply and Distribution Agreement completed in May 2004, and consists of the following at September 30, 2004 and December 31, 2003:

                                          September 30, 2004   December 31, 2003
                                          ------------------   -----------------

          Completed units and disposable
            supplies                          $      164,121     $            -
          Demonstration units                        152,882                  -
                                              --------------     --------------
                                              $      317,003     $            -
                                              ==============     ==============

NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at September 30, 2004 and December 31, 2003:
                                        September 30, 2004     December 31, 2003
                                        ------------------     -----------------

        Computer and test equipment          $      98,195      $       82,584
        Furniture and fixtures                      33,505              33,505
        Trade show equipment                        47,002              47,002
                                             --------------     --------------
                                                   178,702             163,091

        Less: Accumulated depreciation             (82,180)            (58,651)
                                             --------------      --------------
                                             $      96,522       $     104,440
                                             ==============      ==============

         Depreciation expense for the three and nine months ended September 30, 2004, was $8,682 and $23,529, respectively.


NOTE 5 - DISTRIBUTION AND PATENT AGREEMENTS

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

         Distribution and Patent agreements consist of the following at September 30, 2004 and December 31, 2003:

                                           September 30, 2004  December 31, 2003
                                           ------------------  -----------------
        Distribution agreements                  $ 1,901,400        $        --
               Patent agreements                     100,000            100,000

        Less: accumulated amortization              (161,955)            (2,756)
                                                 ------------       ------------
                                                 $ 1,839,445        $    97,244
                                                 ============       ============

         Amortization expense for the three and nine months ended September 30, 2004 was $97,433 and $159,199, respectively. In connection with these agreements, the Company expects to record the following amortization expense over the next five years:

                           Fiscal Year Ended            Amortization Total
                    ------------------------------     -------------------

                                12/31/04                    97,432
                                12/31/05                   389,729
                                12/31/06                   389,729
                                12/31/07                   389,729
                                12/31/08                   389,729
                                12/31/09                   137,822
                                                       -------------------
                           Total                         1,794,170
                                                       ===================


NOTE 6 - ACCRUED EXPENSES

         Accrued expenses consist of the following at September 30, 2004 and December 31, 2003:

                                          September 30, 2004   December 31, 2003
                                          ------------------   -----------------
              Payroll and related taxes       $     463,010       $      55,191
              Consulting fees                       270,000             135,000
              Litigation settlement fees            201,117             170,066
              Other accruals                         84,054             120,849
                                              --------------      --------------
                                              $   1,018,181       $     481,106
                                              ==============      ==============

NOTE 7 - SECURED DEBENTURES

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

         The debenture debt was recorded net of discounts totaling $230,668 recorded in connection with the $52,500 of loan fees and expenses, and $178,168, based on a Black-Scholes model valuation, related to the 250,000 warrants issued to debenture holders. During the nine months ended September 30, 2004, the Company recorded total interest expense of $206,616 in connection with the debenture debt, of which $146,616 resulted from the non-cash amortization of debt discount and $60,000 related to interest accrued during the period on the outstanding principal balance. Of the interest accrued, $49,700 was paid during the period, and $10,300 was payable as of September 30, 2004. In October 2004, the Company received a notice of default from the holders of an aggregate of $400,000 of these debentures due to the non-timely payment of interest that was owed under the debenture agreements. Subsequent to the receipt of notice, the Company made the required interest payments and the Company is in discussions with the debenture holders regarding a resolution of this matter.

         In May 2004, the Company entered into an agreement with an institutional lender pursuant to which the Company issued a total of $750,000 of secured subordinated debentures and received net proceeds of $662,188 after subtracting related placement agent fees and expenses totaling $80,000 and prepaid interest totaling $7,812.

         The principal balance of the debentures was due and payable on July 5, 2004, and the debentures bear interest at an annual rate of 15%, which is payable monthly beginning June 1, 2004. In addition, the debenture holder received a warrant to purchase 500,000 shares of the Company's common stock, exercisable through May 6, 2009, at an exercise price of $0.90 per share.

         The debentures are secured by an aggregate of 1,500,000 shares of the Company's common stock, of which 750,000 shares were issued by the Company and 750,000 shares were borrowed by the Company pursuant to a security lending agreement between the Company and a third party.

         The debenture debt was recorded net of discounts totaling $319,807 recorded in connection with the $80,000 of loan fees and expenses, and $239,807, based on a Black-Scholes model valuation, related to the 500,000 warrants issued to the debenture holder. During the nine months ended September 30, 2004, the Company recorded total interest expense of $365,120 in connection with the debenture debt, of which $319,807 resulted from the non-cash amortization of debt discount and $45,313 related to interest accrued during the period on the outstanding principal balance. Of the interest accrued, $35,938 was paid during the period, and $9,375 was payable as of September 30, 2004. The Company did not repay the principal on the scheduled maturity date of July 5, 2004, and such failure to pay constitutes a default under the obligation. In October 2004 the debenture holder entered into a forbearance agreement with the holders of convertible debentures entered into in June and July 2004 with an aggregate principal amount of $2,000,000, pursuant to which the debenture holder agreed not to take any action with respect to the non-payment of the $750,000 principal balance until the earlier of (i) February 2, 2005 and (ii) the date of notice of default from the convertible debenture holders to the Company.

         As of September 30, 2004 and December 31, 2003, secured debenture debt balance consists of the following:

                                            Sept. 30, 2004    December 31, 2003
                                            --------------    -----------------
         Secured subordinated debenture      $   1,250,000     $           --
         Secured debenture discount               ( 84,051)                --
                                             --------------    ---------------
         Secured debenture debt              $   1,165,949     $           --
                                             ==============    ================

Note 8 - CONVERTIBLE DEBENTURES

         In May 2004, the Company entered into convertible debenture agreements with two private lenders with an aggregate principal balance of $800,000, and received net proceeds of $695,000 after subtracting related placement agent fees and expenses totaling $105,000.

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

         The debenture debt was recorded net of discounts totaling $360,793 recorded in connection with the $105,000 of loan fees and expenses, and $255,793, based on a Black-Scholes model valuation, related to the 533,000 warrants issued to debenture holders. During the nine months ended September 30, 2004, the Company recorded total interest expense of $393,012 in connection with the debenture debt, of which $360,793 resulted from the non-cash amortization of debt discount and $32,219 related to interest accrued during the period on the outstanding principal balance.

         In connection with these debentures, the Company entered into a registration rights agreement with the debenture holders covering 533,333 shares of common stock underlying the warrants issued in connection with these debentures. Pursuant to this agreement, the Company was obligated to file a Registration Statement with the Securities and Exchange within 30 days of the closing of the transaction.

         The Company was not in compliance with terms of these debenture agreements due to the non-payment of the principal balance by the scheduled maturity date in August 2004, and due to its failure to file a Registration Statement with the Securities and Exchange Commission covering warrants issued to debenture holders pursuant to the debenture agreement by June 6, 2004, as required by the registration rights agreement entered into between the Company and the debenture holders in connection with the debenture agreement. The failure to pay the principal balance when due and to file the Registration Statement on a timely basis are events of defaults under the agreement. The Company is in discussions with the debenture holders regarding a resolution of these matters.

         In June 2004, the Company entered into convertible debenture agreements with two private lenders with an aggregate principal balance of $1,000,000, and received net proceeds of $880,000 after subtracting related placement agent fees and expenses totaling $120,000. The principal balance of the debentures is due and payable on June 24, 2006.

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

         The debenture debt was recorded net of discounts totaling $541,714 recorded in connection with the $120,000 of loan fees and expenses, $106,500 recorded based on the fair market value of the common stock on the date of issuance and $315,214, based on a Black-Scholes model valuation, related to the 533,000 warrants issued to debenture holders. During the nine months ended September 30, 2004, the Company recorded total interest expense of $89,194 in connection with the debenture debt, of which $67,714 resulted from the non-cash amortization of debt discount and $21,480 related to interest accrued during the period on the outstanding principal balance.

         In connection with these debentures, the Company entered into a Registration Rights Agreement with the debenture holders related to the warrants and shares underlying the conversion feature of the debentures that required the Company to file a Registration Statement with the Securities and Exchange within 30 days of the closing of the transaction. Due to the Company's failure to file the Registration Statement within 30 days, the Company was not in compliance with this requirement of the agreement. As discussed in more detail in Note 16, in October 2004 and November 2004 the Company received a waiver of the non-compliance in connection with an amendment to the debenture agreements and an extension of the required Registration Statement filing date deadline to November 15, 2004.

         In July 2004, the Company entered into convertible note agreements with a private lender with an aggregate principal balance of $1,000,000, and received net proceeds of $896,125 after subtracting related placement agent fees and expenses totaling $103,875. The note bears interest, at an annual rate of 8%, which is due and payable quarterly beginning on October 31, 2004. In addition, the debenture holders received warrants to purchase 750,000 shares of the Company's common stock, exercisable through July 23, 2011, at an exercise price of $1.00 per share.

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

         The debenture debt was recorded net of discounts totaling $310,182 recorded in connection with the $103,875 of loan fees and expenses $206,307, based on a Black-Scholes model valuation, related to the 750,000 warrants issued to debenture holders. During the nine months ended September 30, 2004, the Company recorded total interest expense of $24,042 in connection with the debenture debt, of which $4,354 resulted from the non-cash amortization of debt discount and $15,333 related to interest accrued during the periods on the outstanding principal balance.

         In connection with these debentures, the Company entered into a Registration Rights Agreement with the debenture holders related to the warrants and shares underlying the conversion feature of the debentures that required the Company to file a Registration Statement with the Securities and Exchange within 30 days of the closing of the transaction. Due to the Company's failure to file the Registration Statement within 30 days, the Company was not in compliance with this requirement of the agreement. As discussed in more detail in Note 16, in October 2004 and November 2004 the Company received a waiver of the non-compliance in connection with an amendment to the debentures agreements and an extension of the required Registration Statement filing date deadline to November 15, 2004.

         As of September 30, 2004 and December 31, 2003, convertible debenture debt balances consists of the following:

         Current:
                                         September 30, 2004    December 31, 2003
                                         ------------------    -----------------
         Convertible debenture               $  1,800,000       $           --
         Convertible debenture discount          (469,487)                  --
                                            --------------      ---------------
         Convertible debenture - net         $  1,330,513       $           --
                                            ==============      ===============

         Long Term:

                                        September 30, 2004     December 31, 2003
                                        ------------------     -----------------
         Convertible debenture              $   1,000,000       $           --
         Convertible debenture discount          (305,828)                  --
                                            --------------      ---------------
         Convertible debenture - net        $     694,172       $           --
                                            ==============      ===============


NOTE 9 - NOTES PAYABLE - RELATED PARTIES

SURGIJET, INC. AND RELATED PARTIES

         In October 1998, the Company issued a demand promissory note in the amount of $400,000, plus interest at a variable rate, based on the prime rate to of SurgiJet, Inc. ("SurgiJet"), VisiJet's former parent company. In connection with the Merger Agreement, an amendment to the note agreement was executed in February, 2003 under which the accrual of additional interest was halted, and scheduled principal and interest payments were established.

         During 2002, the Company entered into a promissory note in the amount of $91,000 plus interest at the rate of 10% per annum with DentaJet, Inc. ("DentaJet"), a Company then related through common shareholders. During 2002 and 2003, the Company borrowed an additional $72,000 from, and made payments totaling $27,482, to DentaJet, resulting in an outstanding principal balance of $135,518 at December 31, 2003

         During 2002, the Company entered into a promissory note with Lance Doherty, a principal of SurgiJet and shareholder of the Company, for a principal sum of $19,000 plus interest at the rate of 10% per annum. At December 31, 2003 the outstanding principal balance of this note was $19,000. At December 31, 2003 the outstanding principal balance of this note was $19,000.

         During 2002, the Company recorded a liability of $2,967 related to expenses paid by Rex Doherty, a principal of SurgiJet and shareholder of the Company. At December 31, 2003 the outstanding liability balance was $2,967.

         During 2003 the Company initiated litigation against SurgiJet, challenging the validity of the SurgiJet Note, as well as other notes and liabilities to DentaJet, Lance Doherty and Rex Doherty.

         As discussed in more fully Note 11, in October 2004, the parties to the litigation entered into a settlement agreement pursuant to which revised note payable amounts and payment schedules were agreed upon. Based on this agreement, outstanding principal and accrued interest balances related to these notes as of September 30, 2004 have been adjusted to reflect the agreed upon amounts, and as a result, the balances at September 30, 2004 and December 31, 2003 are as follows:

                                         September 30, 2004                        December 31, 2003
                                     Principal          Interest           Principal              Interest
                                   ---------------------------------------------------------------------------
         SurgiJet                  $ 579,774            $  3,574            $ 360,976           $  43,676
         DentaJet                          -                   -              135,518              24,745
         Lance Doherty                19,000               3,775               19,000               3,920
         Rex Doherty                       -                   -                2,967                 298
                                   ---------------------------------------------------------------------------

           Total                   $ 598,774            $  7,349            $ 518,461           $  72,639
                                   ===========================================================================

FINANCIAL ENTREPRENEURS, INC. ("FEI")

         In connection with the Merger Agreement in 2003, the Company assumed a promissory note during 2003 originally entered into between PNAC and FEI, a significant shareholder of the Company, during 2002. The note bears interest at an annual rate of 7.5%, and matures on April 3, 2009. Upon consummation of the merger in February 2003, the outstanding principal and accrued interest payable balances were $206,649 and $11,462, respectively. During 2003, the Company added net borrowings of $43,476 to the note, and accrued additional interest expense of $17,072, resulting in an outstanding principal balance and accrued interest payable balances at December 31, 2003 of $250,125 and $28,534, respectively. During the nine months ended September 30, 2004, net activity resulted in an increase to the outstanding principal of $28,761 and $17,257 of interest expense related to this note. As of September 30, 2004 the outstanding principal and accrued interest payable on this note were $278,886 and $45,791, respectively.

NOTE 10 - COMMITMENTS

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

         Under the terms of the Manufacturing, Supply and Distribution Agreement entered into in May 2004, the Company is obligated to purchase specified minimum monthly and annual quantities of licensed products from the Licensor. There are no royalties on product sales due or payable by the Company under this agreement.


NOTE 11 - SHAREHOLDERS' EQUITY (DEFICIT)

COMMON STOCK ACTIVITY

         During the third quarter of 2004, the Company cancelled 2,300,000 shares of common stock that had been issued during the second quarter as collateral under a pending debt agreement. The cancellation of these shares was recorded as a reversal of the reduction to Additional Paid in Capital based on the par value of shares issued that was recorded when the shares were originally issued.

WARRANT ACTIVITY

         During the third quarter of 2004, the Company issued 5-year warrants to purchase an aggregate of 832,500 shares of its common stock at an average exercise price of $0.72 per share and 7-year warrants to purchase an aggregate of 825,000 shares of its common stock at an average exercise price of $1.00 per share.

         In connection with warrants issued during this period, the Company recorded debt discount totaling $206,307 related to 750,000 warrants issued in connection with convertible debenture agreements completed during the quarter, professional fees totaling $231,228 related to an aggregate of 850,000 warrants issued as commissions on debenture and Preferred Stock agreements completed during the quarter and professional fees totaling $ 13,153 related to an aggregate of 57,500 warrants issued for consulting services. All amounts recorded in connection with these warrants were based on the fair value of the warrants issued using a Black-Scholes model valuation.

         The following table summarizes the number of outstanding common stock warrants as of September 30, 2004:
                                                              Weighted Average
                                                     Number     Exercise Price
                                                  -----------    ------------
         Outstanding at December 31, 2003         12,102,480     $      2.53
              Granted                                825,000            1.87
              Forfeited                                   --              --
              Exercised                                   --              --
                                                  -----------    ------------
         Outstanding at March 31, 2004            12,927,480     $      2.49
              Granted                              2,080,833            1.00
              Forfeited                                   --              --
              Exercised                                   --              --
                                                  ----------    ------------
         Outstanding at June 30, 2004             15,008,313     $      1.87
              Granted                              1,657,500            0.86
              Forfeited                                   --              --
              Exercised                                   --              --
                                                  ----------    ------------
             Outstanding at September 30, 2004    16,665,813     $      1.77

NOTE 12 - SETTLEMENT AGREEMENTS AND LOAN PAYABLE

         In November 2002, the Company entered into settlement agreements with an officer and an employee related to accrued but unpaid fees for consulting services rendered by them prior to the consummation of the Merger in the aggregate of $700,000. Under the agreements a total of $450,000 was converted into 211,267 shares of the Company's common stock, during 2003, based upon the closing price on the effective date the Merger Agreement. The balance owed of $250,000 was converted into two notes payable that bear interest at an annual rate of 3.5% and provide for the principal to be paid over equal installments for the duration of the loans. At September 30, 2004 and December 31, 2003, the aggregate balances on these notes were $68,563 and $104,166, respectively and the respective accrued interest payable balances were $8,999 and $6,330.


NOTE 13 - CONTINGENCIES

         In October 2004, the Company and SurgiJet, its former parent company entered into a settlement agreement covering all previously outstanding litigation between the two companies, as well as with SurgiJet's principal owners and its subsidiary, DentaJet.

         In accordance with the settlement agreement, the Company, agreed to pay a total of $579,774, plus accrued interest at an annual rate of 7.5% from August 31, 2004 ($3,574 through September, 30, 2004), as full settlement of previously disputed notes payable to SurgiJet and DentaJet and related accrued interest which the Company was carrying on its books in the aggregate amount of $580,718. In addition, the Company agreed to pay a previously disputed note payable to a shareholder of the Company, who is also a principal owner of SurgiJet, $19,000 plus accrued interest at an annual rate of 10% from December 31, 2002 ($3,775 through September 30, 2004), which the Company was carrying on its books in the aggregate amount of $24,678.

         In addition, the Company agreed to issue 75,000 shares of its Common Stock to SurgiJet, granted SurgiJet a security interest in all of its assets and agreed to provide SurgiJet with a stipulated judgment, which can only be filed by SurgiJet upon an event of default which remains uncured following 10 days after receipt of written notice of such default.

         Payments on all obligations due pursuant to the settlement agreement will be made in monthly installments commencing December 1, 2004. The first payment is in the amount of $30,000, thereafter monthly payments are $20,000 through December 2005, and $25,000 from January 1, 2006 until the obligations are paid in full.

         In accordance with the settlement agreement, SurgiJet and its principals agreed to waive, subject to completion and final report from an independent accounting firm, claims for additional monies owed to them, and to drop their cross-complaint against the Company, its directors and certain of its officers seeking additional monetary damages and rescission of the Merger Agreement.

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

NOTE 14 - RELATED PARTY TRANSACTIONS

         During the three and nine months ended September 30, 2004 the Company recorded $17,250 and $62,250, respectively, of consulting fees to a corporation owned by a director of the Company. As of September 30, 2004, $6,500 related to this agreement was included in accounts payable.

         During the three and nine months ended September 30, 2004 the Company recorded $45,000 and $135,000, respectively of consulting fees and expenses of $2,291 and $17,395, respectively, in connection with this agreement. As of September 30, 2004, $28,509 related to this agreement was included in accounts payable.

         During the three and nine months ended September 30, 2004 the Company recorded $45,000 and $135,000, respectively, of consulting fees in connection with an agreement with a corporation controlled by two shareholders, each of whom own beneficially in excess of 5% of the outstanding shares of the Company's common stock. Pursuant to this agreement, entered into in April 2003, the Corporation is entitled to receive a monthly fee of $15,000, provided however that payment of accrued fees is not payable by the Company until such time as the Company has a minimum cash balance of $2.5 million. At September 30, 2004 a total of $270,000 in fees recorded pursuant to this agreement is included in accrued expenses.

         During the three and nine months ended September 30, 2004 the Company reimbursed a corporation controlled by an individual who beneficially owns in excess of 5% of the outstanding shares of common stock of the Company for travel expenses related to business of the Company totaling $5,626 and $15,592, respectively. As of September 30, 2004, $656 of these expenses was included in accounts payable.

NOTE 15 - Security Lending Agreement

         In April 2004, the Company and a corporation that beneficially owns in excess of 5% of the outstanding shares of common stock of the Company entered into an agreement pursuant to which the corporation agreed to make available 3 million shares of the Company's common stock, for use by the Company as collateral in subsequent financing transactions. In accordance with the terms of this agreement, the Company is obligated to pay interest on the value of shares borrowed (assuming a value of $1.00 per share) based on the LIBOR rate plus 50 basis points, and must return the borrowed shares by November 30, 2004. In the event of default, the Company has agreed to file a Registration Statement and to return any shares, within 72 hours, that had not previously been returned by the due date. As of September 30, 2004 the Company had borrowed a total of 800,000 shares pursuant to this agreement, and the Company had accrued interest expense totaling $ 25,725.

NOTE 16 - SUBSEQUENT EVENTS

CONVERTIBLE DEBENTURE AGREEMENTS

         In October 2004, the Company entered into convertible debenture agreements with four private lenders with an aggregate principal balance of $850,000, and received net proceeds of $788,000 after subtracting related placement agent fees and expenses totaling $62,000. The notes bear interest, at an annual rate of 8%, which is due and payable quarterly beginning on December 31, 2004. The principal balance of the note, plus any accrued and unpaid interest is due and payable on October 6, 2014, provided however, that on or after October 6, 2007 the Company, at the option of the note holder, may be obligated to repurchase the note at a price equal to 100% of the outstanding principal and interest. In addition, the note holders received warrants to purchase 850,000 shares of the Company's common stock, exercisable through October 6, 2009 at an exercise price of $0.40 per share.

CONVERTIBLE DEBENTURE AGREEMENTS - AMENDMENTS

         In connection with the Convertible Debenture Agreements entered into in October 2004, the Company agreed to modify certain terms and conditions included in convertible debenture agreements with an aggregate principal balance of $2,000,000 entered into in June and July 2004. The modifications included a reduction in the exercise prices of an aggregate of 1,500,000 previously issued warrants to $0.40 per share, a reduction of the initial conversion price of these debentures to $0.35 per share, the issuance of warrants to purchase 500,000 shares at an exercise price of $0.40 per share and the issuance of 261,428 shares of common stock as full payment of accrued liquidated damages. As a result of these modifications, the debenture holders agreed to waive all events of default and non-compliance under the covenants of those agreements, and to extend the required Registration Statement filing date deadline to November 1, 2004, and in November 2004, the filing date deadline was further extended to November 15, 2004.

PREFERRED STOCK

         In October 2004, the Company consummated the sale of 450,000 shares of Series A Convertible Preferred Stock ("Series A Shares") to a corporation organized under the laws of England and Wales pursuant to a Convertible Preferred Stock Purchase Agreement (the "Stock Purchase Agreement"). Under the Stock Purchase Agreement, the Company agreed to sell the Series A Shares to the corporation in return for the corporation issuing to the Company 2,477,974 of its Ordinary Shares. Consummation of the transaction was subject to admission of the corporation's shares to the London Stock Exchange ("LSE"), which occurred on September 30, 2004 and the initiation of trading on the LSE, which began on October 7, 2004. In accordance with the Stock Purchase Agreement, the Company may sell the shares received by it in the open market on the LSE at any time.

         The Series A Shares are non-voting, except as required by Delaware law, and the holders of the Series A Shares are not entitled to receive any dividends. The Series A Shares, which have a "stated value" for purposes of conversion and redemption of $10.00 per share, are convertible at any time for a period of three years from the date of issuance into shares of the Company's common stock ("Common Stock"). The number of shares of Common Stock to be issued upon conversion is determined by dividing the aggregate stated value of the Series A Shares being converted by the conversion price then in effect, which is to be the lesser of $0.609 (the "Fixed Conversion Price"), or eighty percent (80%) of the lowest closing bid price of the Common Stock in the ten (10) trading days preceding the date of conversion, but in no event less than 30 percent (30%) of the Fixed Conversion Price. However, the corporation may not convert to the extent that conversion would result in owning more than 4.99% of the outstanding Common Stock of the Company. The conversion price is subject to further adjustment based on anti-dilution provisions that require an adjustment to the conversion price based on certain events, including the issuance of common stock or convertible securities at a price per share below market value, stock dividends and combinations and certain distributions to shareholders. Any shares not previously converted will be automatically converted at the expiration of the three year period. The Series A Shares carry a liquidation preference equal to the stated value. If the Company defaults under certain covenants in the Certificate of Designation, the holder of the Series A Shares may compel redemption at the stated value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

         Prior to the third quarter of 2004, the Company was in the development stage, as our efforts had been principally devoted to organizational activities, raising capital and research and development efforts related to our proprietary waterjet based ophthalmic surgery products.

         In May 2004, the Company entered into an exclusive license agreement with a German corporation, pursuant to which the Company acquired worldwide marketing, sales and distribution rights for that corporation's LASIK and Epi-Lasik products, and immediately began marketing these products in Europe and certain other foreign countries, where the products have received regulatory approval for sale. In September 2004 the Company began marketing the Epi-Lasik products in the United States following receipt of approval for marketing from the U.S. Food and Drug Administration.

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


RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 Compared To Three Months Ended September 30, 2003

SALES AND COST OF SALES

         International sales totaled $982,567 and represent revenues recognized based on sales during the third quarter of 2004 of ophthalmic surgery products acquired through a licensing agreement completed in May 2004. Cost of sales during the same period totaling $456,400 represent related product costs associated with these revenues. No sales were recorded during the third quarter of 2004 in the United States as marketing approval for the licensed products in the U.S. was not approved until. Prior to the completion of the product licensing agreement, the Company did not have any products for sale, and accordingly had no similar sales revenues or cost of sales activity in the comparable 2003 period.

OPERATING EXPENSES

         Operating expenses during the three months ended September 30, 2004 increased to $1,582,983 from $1,239,737 in 2003 as a result of the following activity:

                                                     2004               2003
                                                 ------------       ----------

          General and Administrative             $ 1,400,569        $   680,639
          Research and Development                   182,414            559,098
                                                 ------------       ------------
            Total Operating Expenses             $ 1,582,983        $ 1,239,737

         The increase in general and administrative expenses in the 2004 period is due primarily to increases in professional fees and consulting, salaries and wages, amortization expenses related to patents and distribution agreements and sales and marketing expenses during 2004.

         The decrease in research and development expenses in the 2004 period is due primarily to limited working capital availability during the period, and to a reallocation of resources from research and development to sales and marketing as a result of the initiation of product sales during the second quarter of 2004.

OTHER INCOME AND EXPENSE

         Other expenses during the three months ended September 30, 2004 increased to $474,332 and includes interest expense of $145,662 and non-cash expenses of $328,670 related to the amortization of debt discount during the period. Interest expensed in the 2004 period increased from $5,944 in the three months ended September 30, 2003 due to an increase in total debt outstanding during 2004, and there was no comparable debt discount amortization expense in the 2003 period.

NET LOSS

         As a result of the above revenues and expenses, the net loss for the three months ended September 30, 2004 increased to $1,531,148, compared to $1,155,378 during the comparable 2003 period.


Nine Months Ended September 30, 2004 Compared To Nine Months Ended September 30, 2003

SALES AND COST OF SALES

         International sales totaled $1,037,537 and represent revenues recognized based on sales during the second and third quarter of 2004 of ophthalmic surgery products acquired through a licensing agreement completed in May 2004. Cost of sales during the same period totaling $483,234 represent related product costs associated with these revenues. No sales were recorded during the nine months ended September 30 2004 in the United States as marketing approval for the licensed products in the U.S. was not obtained until the middle of September 2004. Prior to the completion of the product licensing agreement, the Company did not have any products for sale, and accordingly had no similar sales revenues or cost of sales activity in the comparable 2003 period.

OPERATING EXPENSES

         Operating expenses during the nine months ended September 30, 2004 increased to $7,006,940 from $2,931,790 in 2003 as a result of the following activity:

                                                     2004               2003
                                                 ------------       ----------

          General and Administrative             $ 6,415,545       $ 2,054,912
          Research and Development                   591,395           876,878
                                                 ------------      ------------
            Total Operating Expenses             $ 7,006,939       $ 2,931,790

         The increase in general and administrative expenses in the 2004 period is due primarily to the inclusion of $2.9 million of non-cash expenses recorded in connection with the issuance of common stock, warrants and options during the period as payment for consulting services and in connection with dispute/litigation settlements, and non-cash expenses of $546,403 recorded in connection with the re-pricing of warrants during the second quarter. In addition, general and administrative expenses during 2004 increased due to increases in professional fees and consulting, salaries and wages, amortization expenses related to patents and distribution agreements and sales and marketing expenses.

         The decrease in research and development expenses in the nine months ended September 30, 2004 period is due primarily to due to limited working capital availability during the period, and to a reallocation of resources from research and development to sales and marketing as a result of the initiation of product sales during the second quarter of 2004.

OTHER INCOME AND EXPENSE

         Other expenses during the nine months ended September 30, 2004 increased to $1,146,077 and includes interest expense of $242,275 and non-cash expenses of $903,802 related to the amortization of debt discount during the period. Interest expensed in 2004 period increased from $45,058 in the first nine months of 2003 due to an increase in total debt outstanding during 2004, and there was no comparable debt discount amortization expense in the 2003 period.


NET LOSS

         As a result of the above revenues and expenses, the net loss for the nine months ended September 30, 2004 increased to $7,599,514 compared to $2,886,090 during the comparable 2003 period.

         Subject to the availability of cash and working capital, we expect sales revenue, and related cost of sales to increase significantly during the remainder of 2004. In addition, expenses related to sales and marketing and research and development activities are expected to increase during the remainder of 2004 as we continue to ramp up our sales and marketing activities related to recently licensed products, and as we move toward completion of product development and regulatory compliance efforts and the ultimate product introduction with respect to the Company's other products under development.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to the second quarter of 2004, the Company did not have any products for sale, and had not generated any revenue from sales or other operating activities. As such, our principal source of liquidity has been the private placement of equity securities and the issuance of notes payable and convertible debt. Based on our history of losses and negative working capital balance, our financial statements for the year ended December 31, 2003 included a going concern opinion from our outside auditors, which stated there "is substantial doubt" about our ability to continue operating as a going concern.

         During the first nine months of 2004, the Company raised net proceeds totaling $4,136,074 through private placements of debt and equity securities. Of this total, $2,471,125 came from the issuance of convertible debentures, net of $328,875 of related costs, $1,109,688 came from the issuance of secured subordinated debenture agreements, net of $140,312 of related costs and $526,500 resulted from equity private placements, net of related costs of $58,500. In addition, during this period, the Company received net proceeds of $28,761 from working capital advances from shareholders and employees.

         During the first nine months of 2004, the Company utilized $2,949,100 to fund operating activities and $1,204,511 in investing activities, and as of September 30, 2004, current liabilities exceeded current assets by approximately $4.75 million.

         Subject to availability of funding, we expect operating expenses, and related cash requirements, to increase during 2004 in connection with anticipated increased sales and marketing and product development activities.

         In October 2004, the Company entered into convertible debenture agreements with four private lenders with an aggregate principal balance of $850,000, and received net proceeds of $788,000 after subtracting related placement agent fees and expenses totaling $62,000. The notes bear interest, at an annual rate of 8%, which is due and payable quarterly beginning on December 31, 2004. The principal balance of the note, plus any accrued and unpaid interest is due and payable on October 6, 2014, provided however, that on or after October 6, 2007 the Company, at the option of the note holder, may be obligated to repurchase the note at a price equal to 100% of the outstanding principal and interest. In addition, the note holders received warrants to purchase 850,000 shares of the Company's common stock, exercisable through October 6, 2009 at an exercise price of $0.40 per share.

         The Company is actively pursuing additional financing, and in this regard is in discussions with several parties related to potential financing arrangements. Our ability to secure additional financing on a timely basis is critical to our ability to stay in business and to pursue planned operational activities. The Company believes that actions presently being taken to raise additional financing, to market products with which near-term operating revenues and to complete the development of, and bring to market its other ophthalmic surgical products, will provide capital to satisfy contractual obligations and to ultimately generate sufficient revenue to support its operations and become profitable. However, there can be no assurance that any such actions will be successfully completed, or that such actions will provide sufficient capital and/or cash flow to permit the Company to stay in business realize its plans.


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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the period the Company issued $1,000,000 in convertible debentures to a private lender. The principal balance of the debentures is due and payable on July 23, 2014 and the debentures bear interest at an annual rate of 8%. In addition, the debenture holders received an aggregate of 750,000 warrants to purchase shares of the Company's common stock, exercisable through July 23, 2011, at an exercise price of $1.00 per share.

         The Company believes that the foregoing issuance was exempt from registration under the Securities Act of 1933, as amended, by reason of Section 4(2) thereof and Regulation D thereunder.


Item 3.  DEFAULT UPON SENIOR SECURITIES

         In October 2004, the Company received a notice of default from the holders of secured debentures with an aggregate outstanding principal balance of $400,000 due to the nonpayment of interest owed under the debenture agreements. Subsequent to the receipt of notice, the Company made the required interest payments and the Company is in discussions with the debenture holders regarding a resolution of this matter.

         A secured debenture agreement in the amount of $750,000, entered into in May 2004, came due on its scheduled maturity date of July 5, 2004. The Company did not pay the obligation on the maturity date. The failure to pay constitutes a default under the obligation. In October 2004 the debenture holder entered into a forbearance agreement with the holders of convertible debentures entered into in June and July 2004 with an aggregate principal amount of $2,000,000, pursuant to which the debenture holder agreed not to take any action with respect to the non-payment of the $750,000 principal balance until the earlier of (i) February 2, 2005 and (ii) the date of notice of default from the convertible debenture holders to the Company.

         The Company is not in compliance with terms included in the secured debenture agreements with an aggregate outstanding principal balance of $800,000, entered into in May 2004, due to the nonpayment of the principal balance by the scheduled maturity date in August 2004, and due its failure to file a Registration Statement with the Securities and Exchange Commission covering warrants issued to debenture holders pursuant to the debenture agreement by June 6, 2004, as required by the registration rights agreement entered into between the Company and the debenture holders in connection with the debenture agreement. The failure to pay the principal balance when due and to file the Registration Statement on a timely basis are events of defaults under the agreement. The Company is in discussions with the debenture holders regarding a resolution of this matter.

            The Company is not currently in compliance with terms included in the secured debenture agreements with an aggregate outstanding principal balance of $2,000,000, entered into in June and July 2004, due to its failure to file a Registration Statement with the Securities and Exchange Commission as required by the registration rights agreements entered into between the Company and the debenture holders in connection with the debenture agreement. The failure to timely file the Registration Statement is a default under the agreement. In October 2004 the Company received a waiver of default from the debenture holders.

ITEM 6.  EXHIBITS

         10.11 Securities Purchase Agreement, dated July 23, 2004 between VisiJet, Inc. and Libertyview Special Opportunities Fund, LP*

         10.12 8% Convertible Note for $1,000,000, dated July 23, 2004, issued by VisiJet, Inc., to Libertyview Special Opportunities Fund, LP*

         10.13 Warrant To Purchase 750,000 Shares of Common Stock of VISIJET, INC., ISSUED TO Libertyview Special Opportunities Fund, LP*

         10.14 Registration Rights Agreement, dated July 23, 2004, between VisiJet, Inc., and Libertyview Special Opportunities Fund, LP*

         31.1 Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certificate of Treasurer (principal financial officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certificate of Treasurer (principal financial officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    *Incorporated by reference from Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, filed on August 18, 2004.

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

Date:  November 15, 2004