Form 10QSB/A
period 2004-06-30
VISIJET INC
filed 2005-01-28
CIK 1082249

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                     AMENDED
                                   FORM 10-QSB

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                               Visijet, Inc.
                                       (A development stage company)
                                               Balance Sheets

                                                                              June 30,        December 31,
                                                                                2004             2003
                                                                             (Unaudited)       (Audited)
                                                                            -------------     -------------
ASSETS

Current assets:
     Cash and cash equivalents                                              $     59,863      $     35,879
     Inventory                                                                   179,984                --
     Prepaid expenses                                                             83,409            68,749
     Prepaid royalty                                                               8,000            20,000
                                                                            -------------     -------------
        Total current assets                                                     331,256           124,628

     Property and equipment, net                                                 120,815           104,440

     Distribution agreement                                                    1,844,358                --
     Patents and trademarks, net                                                  92,520            97,244
                                                                            -------------     -------------

        Total assets                                                        $  2,388,949      $    326,312
                                                                            =============     =============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                                            851,994           679,885
     Compensation settlement agreement - current portion                          93,748            86,708
     Accrued interest                                                            159,928           109,232
     Accrued expenses                                                            670,425           481,106
     Royalty payable                                                              30,000            60,000
     Notes payable to related parties                                            824,892           681,442
     Notes payable - current portion                                              14,000            14,000
     Convertible debenture debt, net                                           1,090,993                --
     Secured debenture debt, net                                               1,081,158                --
                                                                            -------------     -------------
        Total current liabilities                                              4,817,138         2,112,373

     Compensation settlement agreement, net of current portion                        --            17,458
     Notes payable to related parties, net of current portion                         --            87,144
                                                                            -------------     -------------
        Total liabilities                                                      4,817,138         2,216,975
                                                                            -------------     -------------

Shareholders' deficit:
     Common stock, 50,000,000 shares authorized, $.001 par value,
        30,179,663 shares issued and outstanding at June 30, 2004, and
        21,691,163 shares issued and outstanding at December 31, 2003             30,180            21,691
     Preferred stock, 10,000,000 shares authorized, $.001 par value, no shares outstanding at June 30, 2004 and no shares authorized
        or issued at December 31, 2003                                                --                --
     Additional paid in capital                                               14,964,502         7,845,365
     Common stock subscriptions                                                       --         1,018,500
     Deficit accumulated during development stage                            (17,422,871)      (10,776,219)
                                                                            -------------     -------------
        Shareholders' deficit                                                 (2,428,189)       (1,890,663)
                                                                            -------------     -------------
Total liabilities and shareholders' deficit                                 $  2,388,949      $    326,312
                                                                            =============     =============

The accompanying notes are an integral part of these financial statements

                                                     3

                                                         VisiJet, Inc.
                                                 (A development stage company)
                                                    Statements of Operations
                                                          (Unaudited)

                                                                                                                 For the period
                                                   Three months    Three months     Six months     Six months   February 2, 1996
                                                      ended           ended           ended          ended       (inception) to
                                                  June 30, 2004   June 30, 2003   June 30, 2004   June 30, 2003   June 30, 2004
                                                  -------------   -------------   -------------   -------------   -------------
Sales - International                             $     54,970              --    $     54,970              --    $     54,970

Cost of Goods Sold                                      26,834              --          26,834              --          26,834
                                                  -------------   -------------   -------------   -------------   -------------
Gross Profit                                            28,136              --          28,136              --          28,136

Operating expenses:
    General and administrative expenses              3,979,679         671,065       5,014,976       1,374,272      10,583,712
    Research and development expenses                  162,496         214,273         408,981         317,780       5,266,990
                                                  -------------   -------------   -------------   -------------   -------------
        Total operating expenses                     4,142,175         885,338       5,423,957       1,692,052      15,850,702
                                                  -------------   -------------   -------------   -------------   -------------

Loss from operations                                (4,114,039)       (885,338)     (5,395,821)     (1,692,052)    (15,822,566)

Other income (expense):
    Interest income                                         --             361              --             455             455
    Interest expense                                (1,193,393)        (17,037)     (1,250,031)        (39,114)     (1,614,276)
    Gain on debt restructure                                --              --              --              --          90,303
    Loss on judgment                                                                                                   (21,483)
    Loss on disposal of assets                              --              --              --              --         (48,104)
                                                  -------------   -------------   -------------   -------------   -------------
        Total other expense                         (1,193,393)        (16,676)     (1,250,031)        (38,659)     (1,593,105)
                                                  -------------   -------------   -------------   -------------   -------------

Loss before provision for taxes                     (5,607,432)       (902,014)     (6,645,852)     (1,730,711)    (17,415,671)
Provision for Income taxes                                  --              --             800              --           7,200
                                                  -------------   -------------   -------------   -------------   -------------
Net loss                                          $ (5,607,432)   $   (902,014)   $ (6,646,652)   $ (1,730,711)   $(17,422,871)
                                                  =============   =============   =============   =============   =============

Net loss per common share - basic and diluted     $      (0.21)   $      (0.05)   $      (0.27)   $      (0.09)   $      (2.21)
                                                  =============   =============   =============   =============   =============

Basic and diluted weighted average
number of common shares outstanding                 26,625,762      19,533,294      24,370,545      19,533,294       7,882,996
                                                  =============   =============   =============   =============   =============

The accompanying notes are an integral part of these financial statements


                                                     VisiJet, Inc.
                                             (A development stage company)
                                               Statements of Cash Flows
                                                      (Unaudited)

                                                                                                         For the period
                                                                                                        February 2, 1996
                                                                         Six months ended June 30,       (inception) to
                                                                         2004              2003          June 30, 2004
                                                                     -------------     -------------     -------------
Cash flows from operating activities
   Net loss                                                          $ (6,646,652)     $ (1,730,711)     $(17,422,871)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization                                              76,614             7,995           388,925
Debt discount amortization                                                575,133            33,997           575,133
Interest expense associated with the beneficial
conversion of convertible debt                                            578,286                             578,286
Loss from disposal of fixed assets                                             --                --            48,104
Common stock, options, warrants issued for services                     2,649,954            75,000         3,105,422
Fee for borrowed collateral                                               546,403                --           546,403
Gain from debt restructure                                                     --                --           (90,303)
Changes in assets and liabilities:                                             --                --                --
   Prepaid expenses                                                        (2,660)          (41,436)          (91,409)
   Change in inventory                                                   (179,984)               --          (179,984)
   Accounts payable                                                       172,109           (85,910)          851,994
   Compensation settlement agreement                                      (10,418)          (56,336)           93,748
   Royalties payable                                                      (30,000)           30,000            30,000
   Foreign exchange effect on notes payable                                    --                --             3,121
   Other accrued expenses                                                 189,319                --           670,425
   Accrued interest                                                        58,509            39,114           259,390
                                                                     -------------     -------------     -------------
Net cash used by operating activities                                  (2,023,387)       (1,728,287)      (10,633,616)
                                                                     -------------     -------------     -------------

Cash flows from investing activities
   Acquisition of property and equipment                                  (31,222)          (67,104)         (493,321)
   Acquisition of patents                                                       --                --          (100,000)
   Purchase of distribution agreement                                  (1,188,900)               --        (1,188,900)
                                                                     -------------     -------------     -------------
Net cash used in investing activities                                  (1,220,122)          (67,104)       (1,782,221)
                                                                     -------------     -------------     -------------

Cash flows from financing activities
   Advance from related party                                             256,305           128,009         2,131,173
   Repayment of advances from related parties                            (200,000)          (71,988)         (412,620)
   Proceeds from notes payable                                                 --           143,740           143,740
   Repayment of notes payable                                                  --           (65,740)         (129,740)
   Proceeds from secured debentures                                     1,109,688                --         1,109,688
   Proceeds form convertible debentures                                 1,575,000                --         1,575,000
   Proceeds from private placements-net                                   526,500         1,741,000         5,535,681
   Proceeds from issuance and conversion of preferred stock, net               --                --         2,458,088
   Cash acquired in reverse merger                                             --                --            30,693
   Interest converted to equity in connection with merger                      --                --            33,997
                                                                     -------------     -------------     -------------
Net cash provided by financing activities                               3,267,493         1,875,021        12,475,700
                                                                     -------------     -------------     -------------

Net increase / (decrease) in cash                                          23,984            79,630            59,863

Cash, beginning of period                                                  35,879               960                --
                                                                     -------------     -------------     -------------
Cash, end of period                                                  $     59,863      $     80,590      $     59,863
                                                                     =============     =============     =============

Supplemental disclosures of cash flow information
   Interest paid                                                     $     45,916      $         --      $         --
   Taxes paid                                                                 800             1,600             7,200
   Debenture costs and fees paid                                          357,500                --                --

Non-cash transactions
   Warrants issued in connection with secured debentures                  988,983
   Common Stock issued in connection with secured debentures              106,500
   Common Stock issued in connection with distribution agreement          712,500
   Common Stock issued as collateral                                        3,400

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

         Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's pro forma net loss and loss per share for the three and six months ended June 30, 2004, 2003 and from inception to date, would have been as follows:

                                           For the Three Months             For the Six Months           For the Period
                                             Ended June 30,                    Ended June 30,              February 2,
                                      ---------------------------------------------------------------         1996
                                                                                                           (inception) to
                                          2004              2003            2004             2003         June 30, 2004
                                      ------------     ------------     ------------     ------------     ------------
Net Loss
As reported                            (4,729,146)        (902,014)      (6,068,366)      (1,730,711)     (16,844,585)
   SFAS No. 123 effect                    (84,499)              --         (168,999)              --         (477,723)
                                      ------------     ------------     ------------     ------------     ------------
   Pro forma net loss                  (4,813,645)        (902,014)      (6,237,365)      (1,730,711)     (17,322,308)

Loss per share, basic and diluted
   As reported                              (0.18)           (0.05)           (0.25)           (0.09)           (2.14)
                                      ============     ============     ============     ============     ============
   Pro forma                                (0.18)           (0.05)           (0.26)           (0.09)           (2.20)
                                      ============     ============     ============     ============     ============

Basic and diluted weighted
 average common shares outstanding     26,625,762       19,533,294       24,370,545       19,533,294        7,882,996
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

         The debentures are secured by an aggregate of 800,000 shares of the Company's common stock borrowed by the Company pursuant to a security lending agreement between the Company and a third party. Under certain circumstances, the outstanding principal of the debentures may be converted into shares of the Company's common stock based on an initial conversion price of $0.90, (which was equal to the market price of the Company's common stock on the commitment date), subject to adjustment as defined in the agreement.

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

         The market price of the Company's common stock on the date of issuance of the debentures was $0.71 per share. In accordance with EITF 98-5, as amended by EITF 00-27, because the debentures were sold at an effective conversion price less than the market value of the underlying components of the security, a beneficial conversion to the holders of the debentures occurred. Accordingly, the Company recorded a discount to the principal of the debenture and a corresponding amount to common stock additional paid in capital. The recorded discount resulting from the beneficial conversion is recognized as non-cash interest expense from the date of issuance to the earliest date on which the debt is convertible by note holders. Since the debt was convertible, at the option of the note holders, at any time following issuance, the entire discount recorded was recognized as non-cash interest expense during the second quarter of 2004.

         During the three months ended June 30, 2004, the Company recorded total interest expense of $584,115 in connection with the debenture debt. Of this total, $578,286 resulted from non-cash amortization of the discount recorded in connection with the beneficial conversion, $4,514 resulted from the non-cash amortization of debt discount recorded in connection with loan fees and the value of stock and warrants issued to note holders and $1,315 resulted from interest accrued during the period on the outstanding principal balance.

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

         As of June 30, 2004 and December 31, 2003, convertible debenture debt balance consists of the following:

                                              June 30, 2004   December 31, 2003
                                              -------------     -------------
         Convertible debenture                $  1,800,000      $         --
         Convertible debenture discount           (709,007)               --
                                              -------------     -------------
         Convertible debenture - net          $  1,090,993      $         --
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

         During the second quarter of 2004, the Company and the same corporation entered into an agreement pursuant to which the corporation agreed to loan the Company shares of the Company's common stock owned by the corporation for use by the Company as collateral in subsequent financing transactions. In return, the Company agreed to reduce the exercise price of 1,543,000 warrants previously issued to the corporation from $5.00 per share to $1.00 per share. In connection with the warrant re-pricing the Company recorded a non-cash expense of $546,403 during the second quarter based on a Black-Scholes model valuation. As of June 30, 2004 all shares borrowed by the Company from the corporation pursuant to this agreement had been returned to the corporation.

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

OTHER INCOME AND EXPENSE

         Interest expense increased to $1,193,393 during the three months ended June 30, 2004 from $17,037 in 2003 primarily due to the inclusion in 2004 of approximately $544,000 of non-cash interest expense recorded in connection with the amortization of debt discount during the period, and $578,286 of non-cash interest expense recorded based on the intrinsic value of the beneficial conversion feature of convertible debt entered into during the second quarter of 2004. Also contributing to the increased interest expense during the 2004 period was an increase in total debt outstanding as a result of debt financing transactions completed during the first and second quarter of 2004.

NET LOSS

         As a result of the above revenues and expenses, the net loss for the three months ended June 30, 2004 increased to $5,607,432, compared to $902,014 during the comparable 2003 period.

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

OTHER INCOME AND EXPENSE

         Interest expense increased to $1,250,031 during the six months ended June 30, 2004 from $39,114 in 2003 primarily due to the inclusion in 2004 of approximately $575,000 of non-cash interest expense recorded in connection with the amortization of debt discount during the period, and $578,286 of non-cash interest expense recorded based on the intrinsic value of the beneficial conversion feature of convertible debt entered into during the second quarter of 2004. Also contributing to the increased interest expense during the 2004 period was an increase in total debt outstanding as a result of debt financing transactions completed during the first and second quarter of 2004.

NET LOSS

         As a result of the above revenues and expenses, the net loss for the six months ended June 30, 2004 increased to $6,646,652 compared to $1,730,711 during the comparable 2003 period.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         10.1(1) Term Credit Agreement, dated May 6, 2004, between VisiJet, Inc. and HIT Credit Union

         10.2(1) Form of $750,000 Term Note, dated May 6, 2004, issued by VisiJet, Inc. to HIT Credit Union

         10.3(1) Security Agreement, dated May 6, 2004, between VisiJet, Inc. and HIT Credit Union

         10.4(1) Stock Purchase Agreement, dated May 6, 2004 between VisiJet, Inc., Platinum Long Term Growth LLC and Rock II, LLC

         10.5(1) 10% Convertible Debenture for $550,000,dated May 6, 2004, issued by VisiJet, Inc., to Platinum Long Term Growth LLC

         10.6(1) 10% Convertible Debenture for $250,000,dated May 6, 2004, issued by VisiJet, Inc., to Rock II, LLC

         10.7(1) Warrant To Purchase 366,666 Shares of Common Stock of VISIJET, INC., issued to Platinum Long Term Growth LLC

         10.8(1) Warrant To Purchase 166,667 Shares of Common Stock of VISIJET, INC., issued to Rock II, LLC

         10.9(1) Form of Registration Rights Agreement, dated May 6, 2004 between VisiJet, Inc., Platinum Long Term Growth LLC and Rock II, LLC

         10.10(1) Manufacturing, Supply and Distribution Agreement, dated May 7,
                  2004 between VisiJet, Inc. and Gebauer Medizintechnik GmbH

         10.11(1) Securities Purchase Agreement, dated July 23, 2004 between
                  VisiJet, Inc. and Libertyview Special Opportunities Fund, LP

         10.12(1) 8% Convertible Note for $1,000,000, dated July 23, 2004, issued by VisiJet, Inc., to Libertyview Special Opportunities Fund, LP

         10.13(1) Warrant To Purchase 750,000 Shares of Common Stock of VISIJET,
                  INC., issued to Libertyview Special Opportunities Fund, LP

         10.14(1) Registration Rights Agreement, dated July 23, 2004, between
                  VisiJet, Inc., and Libertyview Special Opportunities Fund, LP

         10.15(2) Securities Purchase Agreement, dated June 24, 2004, between
                  Registrant, Bushido Capital Master Fund, L.P. and Bridges & Pipes, LLC

         10.16(2) Form of Convertible Debenture

         10.17(2) Form of Warrant (stepped price)

         10.18(2) Form of Warrant (fixed price)

         10.19(2) Registration Rights Agreement, dated June 24, 2004, between
                  Registrant, Bushido Capital Master Fund, L.P. and Bridges & Pipes, LLC

         10.20(2) Pledge and Escrow Agreement, dated June 24, 2004, between
                  Registrant, Bushido Capital Master Fund, L.P., Bridges & Pipes, LLC, and Tarter Krinsky & Drogin LLP, as Escrow Agent

         31.1 Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certificate of Treasurer (principal financial officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certificate of Treasurer (principal financial officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference from Quarterly Report on Form 10-QSB, filed on August 18, 2004.

(2) Incorporated by reference from Report on Form 8-K dated June 24, 2004, filed on August 18, 2004.


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

Date:  January 26, 2005