Form 10QSB/A
period 2004-09-30
VISIJET INC
filed 2005-01-28
CIK 1082249

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


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                                           VisiJet, Inc.
                                                          Balance Sheets
                                                                                                 September 30,       December 31,
                                                                                                     2004                2003
                                                                                                 -------------      -------------
                                                                                                  (Unaudited)         (Audited)
ASSETS

Current assets:
        Cash and cash equivalents                                                                $     14,342       $     35,879
        Accounts receivable                                                                           332,105                 --
        Inventory                                                                                     317,003                 --
        Prepaid expenses                                                                              395,948             68,749
        Prepaid royalty                                                                                 2,000             20,000
                                                                                                 -------------      -------------
             Total current assets                                                                   1,061,398            124,628

        Property and equipment, net                                                                    96,522            104,440
        Distribution agreement, net                                                                 1,749,288                 --
        Patents and trademarks, net                                                                    90,157             97,244
                                                                                                 -------------      -------------
             Total assets                                                                        $  2,997,365       $    326,312
                                                                                                 =============      =============

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
        Accounts payable                                                                         $  1,096,197       $    679,885
        Customer deposits                                                                              16,720                 --
        Compensation settlement agreement - current portion                                            68,562             86,708
        Accrued interest                                                                              183,061            109,232
        Accrued expenses                                                                            1,018,181            481,106
        Royalty payable                                                                                45,000             60,000
        Notes payable to related parties                                                              877,660            681,442
        Notes payable                                                                                  10,000             14,000
        Convertible debenture debt, net                                                             1,330,513                 --
        Secured debenture debt, net                                                                 1,165,949                 --
                                                                                                 -------------      -------------
             Total current liabilities                                                              5,811,843          2,112,373

        Compensation settlement agreement, net of current portion                                          --             17,458
        Notes payable to related parties, net of current portion                                           --             87,144
        Convertible debenture debt - long term , net                                                  694,172                 --
                                                                                                 -------------      -------------
             Total liabilities                                                                      6,506,015          2,216,975
                                                                                                 -------------      -------------

Shareholders' deficit:
        Common stock, 50,000,000 shares authorized, $.001 par value,
             27,879,663 shares issued and outstanding at September 30, 2004, and 21,691,163 shares issued and outstanding at
             December 31, 2003                                                                         27,880             21,691
        Preferred stock, 10,000,000 shares authorized, $.001 par value,
             no shares outstanding at September 30, 2004 or at December 31, 2003                           --                 --
        Additional paid in capital                                                                 15,660,343          7,845,365
        Common stock subscriptions                                                                         --          1,018,500
        Accumulated deficit                                                                       (19,196,873)       (10,776,219)

                                                                                                 ------------       ------------
             Shareholders' deficit                                                                 (3,508,650)        (1,890,663)

                                                                                                 ------------       ------------
Total liabilities and shareholders' deficit                                                      $  2,997,365       $    326,312
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


                                                   VisiJet, Inc.
                                            Statements of Operations
                                                  (Unaudited)

                                                    Three months        Three months         Nine months        Nine months
                                                       ended                ended               ended              ended
                                                 September 30, 2004  September 30, 2003  September 30, 2004  September 30, 2003
                                                 ------------------  ------------------  ------------------  ------------------
Sales - International                              $    982,567         $         --           $  1,037,537       $         --

Cost of Goods Sold                                      456,400                   --                483,234                 --

                                                   -------------        -------------          -------------      -------------
Gross Profit                                            526,167                   --                554,303                 --
                                                   -------------        -------------          -------------      -------------

Operating expenses:
     General and administrative expenses              1,400,569              680,639              6,415,545          2,054,912
     Research and development expenses                  182,414              559,098                591,395            876,878
                                                   -------------        -------------          -------------      -------------
            Total operating expenses                  1,582,983            1,239,737              7,006,940          2,931,790
                                                   -------------        -------------          -------------      -------------

Loss from operations                                 (1,056,816)          (1,239,737)            (6,452,637)        (2,931,790)

Other income (expense):
     Interest income                                         --                   --                     --                455
     Amortization of debt discount                     (328,670)                  --               (903,802)                --
     Interest expense                                  (388,515)              (5,944)            (1,063,414)           (45,058)
     Gain on debt restructure                                --               90,303                     --             90,303
                                                   -------------        -------------          -------------      -------------
            Total other expense                        (717,185)              84,359             (1,967,216)            45,700
                                                   -------------        -------------          -------------      -------------

Loss before provision for taxes                      (1,774,001)          (1,155,378)            (8,419,853)        (2,886,090)
Provision for Income taxes                                   --                   --                    800                 --

                                                   -------------        -------------          -------------      -------------
Net loss                                           $ (1,774,001)        $ (1,155,378)          $ (8,420,653)      $ (2,886,090)
                                                   =============        =============          =============      =============

Net loss per common share - basic and diluted      $      (0.06)        $      (0.06)          $      (0.32)      $      (0.15)
                                                   =============        =============          =============      =============

Basic and diluted weighted average
number of common shares outstanding                  29,429,663           20,468,856             26,069,227         18,707,993
                                                   =============        =============          =============      =============

The accompanying notes are an integral part of these financial statements


                                                VisiJet, Inc.
                                           Statements of Cash Flows
                                                 (Unaudited)

                                                                               Nine months ended September 30,
                                                                                   2004               2003
                                                                                   ----               ----
Cash flows from operating activities
  Net loss                                                                      $(8,420,653)      $(2,886,090)
Adjustment to reconcile net loss to net cash used by operating activities:
  Depreciation and amortization                                                     182,728            13,992
  Debt discount amortization                                                        903,802                --
  Interest expense associated with the beneficial
   conversion of convertible debt                                                   821,139                --
  Common stock, options, warrants issued for services                             2,894,335             1,201
  Fee paid for guarantee                                                            546,403                --
  Gain from debt restructure                                                             --           (90,303)
Changes in assets and liabilities:
  Accounts receivable                                                              (332,105)               --
  Prepaid expenses                                                                 (309,199)         (104,667)
  Inventory                                                                        (317,003)               --
  Accounts payable                                                                  416,311           528,254
  Customer deposits                                                                  16,720                --
  Compensation settlement agreement                                                 (35,604)         (102,085)
  Royalties payable                                                                 (15,000)          (15,000)
  Other accrued expenses                                                            537,074                --
  Accrued interest                                                                  161,952            36,922
                                                                                ------------      ------------
Net cash used by operating activities                                            (2,949,100)       (2,617,776)
                                                                                ------------      ------------

Cash flows from investing activities:
  Acquisition of property and equipment                                             (15,611)          (65,433)
  Purchase of distribution agreement                                             (1,188,900)               --
                                                                                ------------      ------------
Net cash used in investing activities                                            (1,204,511)          (65,433)
                                                                                ------------      ------------

Cash flows from financing activities:
  Advance from related party                                                        229,361           231,725
  Repayment of advances from related parties                                       (200,600)         (166,156)
  Repayment of notes payable                                                         (4,000)           30,013
  Proceeds from secured debenture                                                 1,109,688                --
  Proceeds form convertible debt                                                  2,471,125                --
  Proceeds from private placements                                                  526,500         2,641,881
  Cash acquired in reverse merger                                                        --            30,693
  Interest converted to equity in connection with merger                                 --            33,997

                                                                                ------------      ------------
Net cash provided by financing activities                                         4,132,074         2,802,153
                                                                                ------------      ------------

Net increase/(decrease)in cash                                                      (21,537)          118,944

Cash, beginning of period                                                            35,879               960

                                                                                ------------      ------------
Cash, end of period                                                             $    14,342       $   119,904
                                                                                ============      ============

Supplemental disclosures of cash flow information
  Interest paid                                                                 $    90,214       $        --
  Taxes paid                                                                            800             1,600
  Debenture costs and fees                                                          534,190
Non-cash transactions
  Reclass of interest to current liability                                           80,313
  Warrants issued in connection with secured debenture                            1,195,290
  Common Stock issued in connection with secured debenture                          106,350
  Common Stock issued as collateral                                                   1,100

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

         The market price of the Company's common stock on the date of issuance of the debentures was $0.71 per share. In accordance with EITF 98-5, as amended by EITF 00-27, because the debentures were sold at an effective conversion price less than the market value of the underlying components of the security, a beneficial conversion to the holders of the debentures occurred. Accordingly, the Company recorded a discount to the principal of the debenture and a corresponding amount to common stock additional paid in capital. The recorded discount resulting from the beneficial conversion is recognized as non-cash interest expense from the date of issuance to the earliest date on which the debt is convertible by note holders. Since the debt was convertible, at the option of the note holders, at any time following issuance, the entire discount recorded, $578,286, was recognized as non-cash interest expense during the second quarter of 2004.

         During the three months ended September 30, 2004, the Company recorded total interest expense of $89,194 in connection with the debenture debt, of which $67,714 resulted from the non-cash amortization of debt discount recorded in connection with loan fees and the value of stock and warrants issued to note holders, and $21,480 resulted from interest accrued during the period on the outstanding principal balance.

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

         The market price of the Company's common stock on the date of issuance of the debentures was $0.57 per share. In accordance with EITF 98-5, as amended by EITF 00-27, because the debentures were sold at an effective conversion price less than the market value of the underlying components of the security, a beneficial conversion to the holders of the debentures occurred. Accordingly, the Company recorded a discount to the principal of the debenture and a corresponding amount to common stock additional paid in capital. The recorded discount resulting from the beneficial conversion is recognized as non-cash interest expense from the date of issuance to the earliest date on which the debt is convertible by note holders. Since the debt was convertible, at the option of the note holders, at any time following issuance, the entire discount recorded was recognized as non-cash interest expense during the second quarter of 2004.

         During the three months ended September 30, 2004, the Company recorded total interest expense of $262,540 in connection with the debenture debt. Of this total, $242,853 resulted from non-cash amortization of the discount recorded in connection with the beneficial conversion, $4,354 resulted from the non-cash amortization of debt discount recorded in connection with loan fees and the value of stock and warrants issued to note holders, and $15,333 resulted from interest accrued during the period on the outstanding principal balance.


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

NOTE 15 - Security Lending Agreement

         In April 2004, the Company and a corporation that beneficially owns in excess of 5% of the outstanding shares of common stock of the Company entered into an agreement pursuant to which the corporation agreed to make available 3 million shares of the Company's common stock, for use by the Company as collateral in subsequent financing transactions. In accordance with the terms of this agreement, the Company is obligated to pay interest on the value of shares borrowed (assuming a value of $1.00 per share) based on the LIBOR rate plus 50 basis points, and must return the borrowed shares by November 30, 2004. In the event of default, the Company has agreed to file a Registration Statement and to return any shares, within 72 hours, that had not previously been returned by the due date. As of September 30, 2004 the Company had borrowed a total of 800,000 shares pursuant to this agreement, and the Company had accrued interest expense totaling $25,725.

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

OTHER INCOME AND EXPENSE

         Other expenses during the three months ended September 30, 2004 increased to $717,185 and includes interest expense of $145,662 and non-cash expenses of $328,670 related to the amortization of debt discount during the period, and $242,853 of non-cash interest expense recorded based on the intrinsic value of the beneficial conversion feature of convertible debt entered into during the third quarter of 2004.. Interest expensed in the 2004 period increased from $5,944 in the three months ended September 30, 2003 due to an increase in total debt outstanding during 2004, and there was no comparable debt discount amortization expense in the 2003 period.

NET LOSS

         As a result of the above revenues and expenses, the net loss for the three months ended September 30, 2004 increased to $1,774,001, compared to $1,155,378 during the comparable 2003 period.

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

OTHER INCOME AND EXPENSE

         Other expenses during the nine months ended September 30, 2004 increased to $1,967,216 and includes interest expense of $242,275 and non-cash expenses of $903,802 related to the amortization of debt discount during the period, and $821,139 of non-cash interest expense recorded based on the intrinsic value of the beneficial conversion feature of convertible debt entered into during the third quarter of 2004.. Interest expensed in 2004 period increased from $45,058 in the first nine months of 2003 due to an increase in total debt outstanding during 2004, and there was no comparable debt discount amortization expense in the 2003 period.

NET LOSS

         As a result of the above revenues and expenses, the net loss for the nine months ended September 30, 2004 increased to $8,420,653 compared to $2,886,090 during the comparable 2003 period.

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

ITEM 6.  EXHIBITS

         10.11* Securities Purchase Agreement, dated July 23, 2004 between VisiJet, Inc. and Libertyview Special Opportunities Fund, LP*

         10.12* 8% Convertible Note for $1,000,000, dated July 23, 2004, issued by VisiJet, Inc., to Libertyview Special Opportunities Fund, LP*

         10.13* Warrant To Purchase 750,000 Shares of Common Stock of VISIJET, INC., ISSUED TO Libertyview Special Opportunities Fund, LP*

         10.14* Registration Rights Agreement, dated July 23, 2004, between VisiJet, Inc., and Libertyview Special Opportunities Fund, LP*

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