Form 10QSB/A
period 2004-06-30
VISIJET INC
filed 2005-02-18
CIK 1082249

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 2
                                       TO
                                   FORM 10-QSB

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         10.10 Manufacturing, Supply and Distribution Agreement, dated May 7, 2004 between VisiJet, Inc. and Gebauer Medizintechnik GmbH


                                   Signatures

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VisiJet, Inc.,
                                          a Delaware corporation

                                          By: /s/ Laurence Schreiber
                                              ----------------------------------
                                              Laurence Schreiber, Secretary,
                                              Treasurer, Chief Operating Officer

Date:  February 18, 2005