Form 10KSB
period 2004-12-31
VISIJET INC
filed 2005-04-15
CIK 1082249

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      Annual report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934

                   For the fiscal year ended December 31, 2004
                         Commission file Number 0-25611

                                  VisiJet, Inc.
                 (Name of small business issuer in its charter)

        Delaware                                              33-0838660
(State of incorporation)                              (I.R.S. Employer I.D. No.)

          1062 Calle Negocio, Suite D, San Clemente, California 92673
                    (Address of principal executive offices)

                    Issuer's telephone number (949) 950-1300

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

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The registrant's revenues for fiscal year 2004 were $1,725,435.

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $7.42 million (based on 20,050,834 shares held by non-affiliates and a closing share price of $0.37 per share on April 11,
2005). Shares of common stock held by each officer and director and by each person who owns more than 10% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 11, 2005, the number of shares outstanding of the registrant's Common Stock was 29,543,440.

                               TABLE OF CONTENTS

PART I

Item 1.    Description of Business...........................................  2
Item 2.    Description of Property .......................................... 13
Item 3.    Legal Proceedings ................................................ 13
Item 4.    Submission of Matters to a Vote of Security Holders .............. 14

PART II

Item 5.    Market for Common Equity, Related Stockholder Matters and
             Small Business Issuer Purchases of Equity Securities ........... 14
Item 6.    Management's Discussion and Analysis or Plan of Operation ........ 15
Item 7.    Financial Statements ............................................. 25
Item 8.    Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosure ....................................... 25
Item 8A.   Controls and Procedures .......................................... 25
Item 8B.   Other Information ................................................ 25

PART III

Item 9.    Directors and Executive Officers of the Registrant ............... 25
Item 10.   Executive Compensation ........................................... 27
Item 11.   Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters ................................ 28
Item 12.   Certain Relationships and Related Transactions ................... 30
Item 13.   Exhibits ......................................................... 31
Item 14.   Principal Accountant Fees and Services ........................... 34

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

ITEM 1.  DESCRIPTION OF BUSINESS

VISIJET, INC.

         VisiJet, Inc., ("VisiJet" or "the Company") formerly known as Ponte Nossa Acquisition Corp ("PNAC"), is a Delaware corporation engaged in the development and marketing of ophthalmic surgery products for use in the laser eye surgery and cataract surgery markets.

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

         In December 2002, VisiJet entered into a merger agreement with Ponte Nossa Acquisition Corp., a Delaware corporation ("the Merger") that had been incorporated as a blank check company in 1997. The agreement called for the merger of the two companies into a single company through the merger of an acquisition subsidiary, VisiJet Acquisition Corporation, into VisiJet.

         On February 11, 2003 the Company completed the merger with PNAC, a Delaware corporation incorporated in 1997. Pursuant to the merger agreement between VisiJet and PNAC (the "Merger Agreement"), the Company was merged into PNAC. Since this transaction resulted in the shareholders of VisiJet acquiring a majority of the outstanding shares of PNAC, for financial reporting purposes the business combination was accounted for as a recapitalization of PNAC (a reverse acquisition with the Company as the accounting acquirer.) The surviving company's name was changed to "VisiJet, Inc."

         In April 2004, VisiJet entered into an exclusive license agreement with Gebauer Medizintechnik GmbH, of Neuhausen Germany ("Gebauer"), pursuant to which we acquired worldwide marketing, sales and distribution rights for Gebauer's LASIK and Epi-LASIK products. In May 2004, VisiJet began marketing these products in Europe and certain other foreign countries, where the products have received regulatory clearance for sale, and began generating revenue from product sales during the second quarter of 2004. In September 2004, we began marketing the Epi-Lasik product in the United States, following receipt of clearance for marketing from the U.S. Food and Drug Administration. The agreement with Gebauer is for an initial term of three years, with an option to extend for an additional two years if we meet certain sales standards. During the term of the agreement we must meet certain minimum purchase requirements in order to maintain the exclusivity of the arrangement.

         In addition, we are engaged in the research and development of ophthalmic surgery products based upon applications of our proprietary waterjet technology, designed to result in faster, safer and more efficacious laser eye and cataract surgery. To date, these efforts have been focused on bringing to market two products, with different applications and markets.

         First is the Pulsatome(R), which utilizes waterjet technology to remove the cataractous human crystalline lens in the eye during cataract surgery. Second is the HydroKeratome(R), a device that utilizes waterjet technology to cut the corneal flap immediately prior to applying an excimer laser in laser eye surgery to correct myopia, hyperopia and astigmatism.

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

         In 2003, there were approximately 1.2 million LASIK procedures performed in the U.S. and over 2.5 million performed worldwide. The success of LASIK in meeting both surgeon and patient needs, and continued improvements in technology, have been the principal factors in the growth in the refractive surgery market in recent years.

         Recently, a new refractive surgery technique, referred to as Epi-LASIK, was introduced. The Epi-LASIK procedure utilizes an automated device to mechanically separate the epithelium, or outer layer of the cornea, in a sheath, approximately 30 microns thick. This is in contrast to cutting into the cornea using a microkeratome blade and creating a flap, from 120 - 180 microns thick, as is done in the traditional LASIK procedure. Once the epithelium has been separated, the curvature of the corneal surface is changed to predetermined specifications using an excimer laser. Following the laser procedure, the epithelium sheath is then returned to its original position.

THE CATARACT SURGERY MARKET

         Currently, the majority of cataract surgical procedures are performed using an ultrasonic phacoemulsifier device. The phaco, as it is commonly called, utilizes an ultrasonic generator which vibrates the tip of the phaco hand piece 40,000 times per second. When the tip is introduced into the eye and placed in contact with the cataractous lens, the lens is gradually reduced to smaller pieces until it can be aspirated out of the eye.

         In the U.S., there were approximately 2.7 million cataract surgical procedures performed in 2003. The worldwide cataract surgery market is estimated to be approximately 14.4 million procedures annually. In many developing countries, cataracts are the leading cause of blindness.

THE COMPANY'S PRODUCTS

EpiLift and LasiTome

         Pursuant to its agreement with Gebauer, the Company acquired exclusive worldwide marketing, sales and distribution rights for Gebauer's LASIK and Epi-LASIK product lines. The product lines include EpiLift, a mechanical device used for performing the epithelium separation procedure in Epi-LASIK refractive surgery, and LasiTome, a mechanical device used for creating a corneal flap in traditional LASIK surgical procedures

EpiLift:

         Traditional LASIK surgical procedures utilize a microkeratome, which is a mechanically driven razor, to cut a flap in the surface of the cornea. After creation of the flap, an excimer laser is used on the exposed internal tissue, called the stroma, to ablate, or remove, part of the corneal surface according to a prescribed spatial pattern, changing the curvature of the anterior corneal surface. The laser removes a predetermined amount of tissue to achieve the desired correction, and the hinged flap is reset as closely as possible to its original position, where it adheres to the underlying stroma. Although the traditional LASIK procedure is generally regarded as safe, those complications and side effects that may occur, including dry eye, loss of corneal sensation and change in structural strength of the eye, generally result from the cutting of the stromal flap. The cut, once created, never fully heals.

         The EpiLift System provides the ophthalmic surgeon with an alternative methodology for exposing the corneal tissue prior to the application of the excimer laser without cutting into the stroma. The EpiLift System is an automated device that mechanically separates the epithelium, or outer layer of the cornea, in an intact sheet of viable tissue. The epithelial sheet is then temporarily lifted away from the cornea and the laser is applied, as in the traditional LASIK procedure, to reshape the cornea to the pre-determined specifications to achieve the desired vision correction. Once the laser application is completed, the epithelial sheet is returned to its natural position, where it rapidly heals. Because it does not involve cutting the cornea or creating a permanent flap, the EpiLift System results in a generally safer procedure with reduced risk of complications.

         The complete EpiLift System includes the following components:

         Description                Quantity
         -----------                --------

         Console                       1
         Handpiece                     1
         Footswitch                    2
         Epi-Head                      2
         Rings                         4
         Metal Bands                   4
         Vacuum Handles                2
         Steriboxes                    2

         In addition to the system components noted above, each procedure performed requires the use of a disposable Epi-Separator. The Epi-Separators are sold separately, and one Epi-Separator can be used for both eyes of a single patient.

LasiTome:

         The LasiTome System is a mechanical device used by ophthalmic surgeons in traditional LASIK procedures to create the flap required to expose the corneal tissue prior to the application of the excimer laser. The LasiTome System utilizes the same components as the EpiLift System, with the only differences being that the Epi-Head included in the EpiLift System is replaced with a LASIK Head, and the disposable blades used are LASIK blades instead of Epi-Separators.

         In markets where both EpiLift and LasiTome have received required regulatory clearance, combination systems are available that include both Epi and LASIK Heads. This allows the ophthalmic surgeon to reduce his initial investment in the equipment, as only one set of basic system components is required, while maintaining the flexibility of using the methodology considered by the surgeon to be most appropriate for the individual circumstances of the patient.

         In May 2004 the Company began marketing the EpiLift and LasiTome systems in Europe and certain other countries in which regulatory clearance had been received prior to completion of the license agreement with Gebauer. Thus far, interest in our EpiLift and LasiTome systems in Europe and other foreign markets has been strong.

         In September 2004 the Company began marketing EpiLift in the United States, following receipt of clearance for marketing from the U.S. Food and Drug Administration. We anticipate filing a 510(k) submission requesting marketing clearance for LasiTome in the United States with the U.S. Food and Drug Administration in the second or third quarter of 2005, and expect to initiate LasiTome sales in the U.S. in the third or fourth quarters of 2005, follow receipt of marketing clearance from the FDA.

         Through December 31, 2004, revenue recognized in connection with international and domestic sales of these products totaled approximately $1,305,625 and $419,810, respectively for total sales revenue of $1,725,435.

         Countries we are currently doing business with, either in terms of products already having been sold, or where we have signed or pending distribution agreements include the following:

          Australia          Germany        Latvia            Russia
          Austria            Greece         Lebanon           Serbia
          Benelux            Indonesia      Libya             Singapore
          Czech Republic     Israel         Lithuania         Spain
          Denmark            Italy          Malaysia          Sweden
          Dubai              Japan          Nepal             Switzerland
          Egypt              Jordan         Norway            Turkey
          Estonia            Korea          Portugal          United Kingdom
          France             Kuwait         Romania           United States

WATERJET TECHNOLOGY AND PRODUCTS UNDER DEVELOPMENT

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

         VisiJet holds an exclusive license with respect to the ophthalmic applications of a series of U.S. and foreign patents relating to the waterjet technology. The technology uses a pneumatic-hydraulic pressure intensifier to produce a collimated high pressure water beam that is approximately the diameter of a human hair. This self-cleaning, eversharp "hydro-laser" can cut through tissue at 12mm (.5 inch) per second. The hydraulics is controlled by an embedded central processing unit with displays, gauges, controls, aspiration and irrigation fluidics familiar to ophthalmic surgeons.

         VisiJet is currently developing two ophthalmic surgical products utilizing its proprietary waterjet technology. The first is Pulsatome(R), a device that uses pulsed waterjet technology to remove cataracts, and the second is Hydrokeratome(R), a device that uses a high-pressure micro beam of water to cut a corneal flap during LASIK surgery. Although our waterjet based products under development have different applications, they share certain basic characteristics. Each of the waterjet products consists of a modular console with an intensifier and a hand piece. The modular unit is attached to a delivery tube, which is in turn attached to a hand piece. The hand piece delivers the water jet to the tissue and its integral aspirator removes any debris tissue and water through a disposable tube that returns to the console.

         PULSATOME(R) CATARACT EMULSIFIER. The Pulsatome(R) Cataract Emulsifier is an emulsification device designed for the quick and safe removal of the cataractous human crystalline lens in the eye, a necessary procedure before installing a new intraocular lens ("IOL"). The device creates a pulsating stream of saline solution, and the impact from the pulsating fluid emulsifies the cataractous human lens and breaks the lens into small pieces. The Pulsatome simultaneously aspirates the emulsified tissue and removes it from the interior of the eye.

         The Pulsatome requires minimal technical skill, as it functions like a hydraulic eraser or paint brush. No sculpting or lens elevation or rotation is necessary. The balanced irrigation/aspiration fluidics complement the embedded CPU controlled micro pulses. The foot switch initiates the mode activity selected by surgeon for the balanced and ergonomically shaped hand piece.

         Based on the experience of our management team and consultants in the ophthalmic industry, we believe that the waterjet platform of the Pulsatome will be easier to learn to use and will require less skill than that required by current ultrasound phaco emulsification devices. The Company also expects that Pulsatome and its disposable package will be priced in the low range of current ultrasound devices, which will make it attractive in underdeveloped markets, and also attractive in the U.S. and other nations where cost containment is critical.

         Assuming successful completion of the remaining development milestones listed below, we anticipate obtaining clearance for marketing, and market introduction of Pulsatome in the third quarter of 2005. We anticipate the cost of the remaining development work outlined to be approximately $400,000.

                                                                   Projected
         Milestone Description                                  Completion Date
         ---------------------                                  ---------------

         Final hand piece design selection                     2nd Quarter 2005
         Completion and validation of software                 2nd Quarter 2005
         Completion of animal testing                          2nd Quarter 2005
         Preparation and submission of 510(k) application      3rd Quarter 2005
         Receipt of 510(k) clearance from US FDA               4th Quarter 2005
         Market introduction                                   4th Quarter 2005

         HYDROKERATOME(R) CORNEAL CUTTING DEVICE. The HydroKeratome(R) is a corneal cutting device for use in the LASIK procedure. The HydroKeratome works by using a high-pressure micro beam of water to force a blunt dissection of tissue in the path of the water beam. The HydroKeratome uses an embedded CPU controlled pneumatic-hydraulic pressure intensifier to make the corneal flap. The suction ring and applanation plate on the hand piece allow holding the eye centered while the corneal flap is cut underneath the applanation plate. The water jet traverses perpendicular to the visual axis, driven by a precision miniature Swiss motor with gear box and encoder. A foot switch controls the start of the transverse water jet motion, and the travel distance pre-programmed by the surgeon stops the travel and shuts off the water jet beam. Approximate travel time is one-half second. The HydroKeratome is designed to address many of the problems that are common with mechanical "blade" microkeratome, such as poor visualization, inconsistent thickness of flaps, hazing, loose flaps, off center cuts, and lashes caught in gears.

         Assuming successful completion of the remaining development milestones listed below, we anticipate obtaining clearance for marketing in the 4th quarter of 2005, and to initiate sales of Hydrokeratome in the first quarter of 2006. We anticipate the cost of the remaining development work outlined to be approximately $ 300,000.

                                                                   Projected
         Milestone Description                                  Completion Date
         ---------------------                                  ---------------

         Completion and validation of software                 2nd Quarter 2005
         Completion of animal testing                          3rd Quarter 2005
         Confirmation of device consistency                    3rd Quarter 2005
         Preparation and submission of 510(k) application      3rd Quarter 2005
         Receipt of 510(k) clearance from U.S. FDA             4th Quarter 2005
         Market introduction                                   1st Quarter 2006

         Development activities for both Pulsatome and Hydrokeratome indicated above are subject to significant risks and uncertainties. These risks and uncertainties include, but are not limited to, our ability to obtain sufficient funding on a timely basis, unanticipated failure of required testing activities, unexpected delays in completion of milestones and inability to obtain, or delays in obtaining, required marketing clearance from the U.S. FDA

COMPETITION

         Our EpiLift and LasiTome devices currently on the market are alternative methodologies used in the first step in LASIK surgery to expose the cornea prior to application of the excimer laser. EpiLift utilizes a relatively new technique referred to as Epi-LASIK, in which the epithelium, or outer layer of the cornea, is mechanically separated in an intact sheet of viable tissue. The epithelial sheet is then temporarily lifted away from the cornea and the laser is applied, as in the traditional LASIK procedure, to re-shape the cornea to the pre-determined specifications. Once the laser application is completed, the epithelial sheet is returned to its natural position where it rapidly heals. LasiTome is a mechanical device used in traditional LASIK procedures, referred to as a microkeratome that utilizes a metal blade to create a corneal flap to expose the corneal tissue prior to the application of the excimer laser.

         Our Hydrokeratome product, if successfully developed and cleared for marketing, will provide an additional alternative for creating a corneal flap, using a high-pressure micro beam of water, instead of a metal blade, to expose the corneal tissue prior to the application of the excimer laser.

         Our Pulsatome product, if successfully developed and cleared for marketing, will compete in the cataract emulsification market.

COMPETITION IN CREATING THE CORNEAL FLAP

         EPI-LASIK COMPANIES - Epi-LASIK devices were first introduced to the marketplace in 2004, and have not yet captured a significant share of the corneal flap market. Currently, we are aware of only one company, Norwood Abbey, with a competing Epi-LASIK product on the market. In addition, we are aware of two other Epi-LASIK products under development using similar technology that may become competition in the future if development efforts are completed and regulatory clearance is received.

         MICROKERATOME COMPANIES - The corneal flap market is currently dominated by microkeratome devices, which maintain approximately 89% of the total market. There are a number of companies that manufacture and or supply microkeratomes, including Bausch & Lomb, Moria, Advanced Medical Optics and Nidek. All of these companies have significantly greater financial resources, greater name recognition, larger product offerings and customer bases and longer operating histories than VisiJet.

         LASER COMPANIES - We are aware of one company, Intralase, which has developed and markets a device for creating a corneal flap utilizing laser technology that has captured approximately 11% of the total market.

         Based on the response to EpiLift received thus far at major refractive surgery conferences/conventions, and through our meetings and discussions with practicing ophthalmic surgeons, we believe there is an opportunity for significant growth in market share for the Epi-LASIK technology. We believe EpiLift can compete successfully for market share against microkeratome and laser-based devices, primarily based on the higher safety profile and reduced risk of complications associated with the Epi-LASIK technology, which allows for the necessary exposure of the corneal tissue without cutting the cornea or creating a permanent flap. In addition, we believe we can compete effectively with the Intralase laser device based on the significantly lower device and per procedure cost of EpiLift. Finally, based on our evaluation of the Norwood Abbey Epi-LASIK device, we believe that our EpiLift product will compete effectively with Norwood Abbey's product based on both technical specifications and product performance.

         We believe that the primary competitive advantage of our LasiTome product, within the microkeratome market, is the interchangeability of the base components with our EpiLift System. As a result, a surgeon is able to reduce his investment in the technology, as only one base component system is required, and is able to maintain the flexibility of using either the traditional microkeratome approach or the Epi-LASIK approach, based on the individual patient circumstances.

         Our Hydrokeratome product is being developed to provide an alternative to the traditional microkeratome method of creating a corneal flap, through the use of high-pressure waterjet technology. We believe that if successfully developed, the Hydrokeratome will be able to compete in the microkeratome market as it is being designed to address many of the potential problems associated with the traditional medal blade microkeratome, such as poor visualization, inconsistent thickness of flaps, hazing, loose flaps, off center cuts, and lashes caught in gears.

COMPETITION IN THE CATARACT EMULSIFICATION MARKET

         The primary instrument currently used for cataract removal surgery is the ultrasonic phacoemulsifier. There are a number of companies that manufacturer and or supply ultrasound phaco emulsification devices including Alcon, Bausch & Lomb and Advanced Medical Optics. All of these companies have significantly greater financial resources, greater name recognition, larger product offerings and customer bases and longer operating histories than VisiJet.

         Our Pulsatome product under development represents an alternative approach for the removal of cataracts using high-pressure pulsating waterjet technology instead of ultrasound. We are aware of only one company, Alcon that has a device on the market that uses pulsed waterjet technology to remove cataracts. The Alcon waterjet technology is incorporated in a combined device that also includes phaco ultrasound capabilities. Based on the experience of our management team and consultants in the ophthalmic industry, we believe that the Pulsatome, if successfully developed, will be easier to use, and will be most cost effective, and as a result will be able to compete effectively with, and gain market share from, traditional phaco ultrasound devices. In addition, we believe that the Pulsatome will compete effectively with the Alcon waterjet technology as the Pulsatome is being designed to effectively remove a wider range of cataracts, on a stand-alone basis, and therefore will be priced below the combined Alcon unit.

COMPETITION FROM NEW TECHNOLOGIES

         The medical device industry for ophthalmologic surgery products is highly competitive. Many other companies are engaged in research and development activities, and many of these have substantially greater financial, technical and human resources than VisiJet. As such, they may be better equipped to develop, manufacture and market their technologies. Accordingly, we also face competition in the future from new products and technologies that may provide safer and more cost effective alternatives to our products, or that may render our products obsolete.

RESEARCH AND DEVELOPMENT

         Our research and development efforts are focused on completion of final product development and testing and securing of regulatory approval for our two internally developed products, Hydrokeratome and Pulsatome. During the fiscal years ended December 31, 2004 and 2003, we spent approximately $695,100 and $1,256,259, respectively, on research and development activities.

MANUFACTURING

         EPILIFT AND LASITOME PRODUCTS:

         Manufacturing of our EpiLift and LasiTome products is performed by Gebauer, pursuant to the Manufacturing, Supply and Distribution agreement entered into in April 2004. The agreement has an initial term of three years and provides the Company an option to extend the term for an additional two years, subject to the Company having achieved certain sales performance milestones. Under the agreement, Gebauer is obligated to manufacture and supply, and VisiJet is obligated to purchase, specified minimum quantities of EpiLift and LasiTome Systems and related separators and blades.

         The agreement establishes fixed pricing to VisiJet for all products manufactured and supplied by Gebauer, and provides for annual price increases, not to exceed a specified maximum percentage increase. The agreement also provides that all pricing is to be FOB Gebauer's warehouse facility in Germany, and that VisiJet will bear all costs of shipment, taxes, customs, duties or other charges that may be incurred in connection with shipment to VisiJet or other designated locations.

         Under the agreement, Gebauer warrants that the products will be manufactured, tested and packaged in accordance with agreed upon specifications, and will conform to all applicable laws, regulations and requirements. Under the agreement Gebauer provides a one year warranty that the products will be free of material defects in materials and workmanship. In the event that Gebauer is unable, for any reason, to supply a specified minimum percentage of VisiJet's orders, Gebauer is required to qualify a second source for the manufacture of products on Gebauer's behalf, and Gebauer is obligated to supply all required manufacturing documentation and training.

         INTERNALLY DEVELOPED PRODUCTS:

         We plan to outsource manufacturing for our internally developed products to an ISO 9001 approved local contract manufacturing facility. This contractor will purchase and stock parts, assemble, test and burn-in units, and will stock finished goods and ship as required from a bonded warehouse.

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

FDA STATUS OF CURRENT PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

         EpiLift - In September 2004, VisiJet received a clearance letter from the FDA with respect to our EpiLift product.

         LasiTome - VisiJet anticipates filing a 510(k) application for marketing clearance of LasiTome in the second or third quarter of 2005.

         HydroKeratome - VisiJet has received successful 510(k) notification with respect to its initial filing for the HydroKeratome, and has filed a 510(k) submission with the FDA for upgrades to the product. Before commencement of marketing the HydroKeratome, we must obtain 510(k) approval from the FDA for the product enhancements. We are currently addressing issues raised by the FDA in our product enhancement submission for HydroKeratome, and hope to file our response during the third or fourth quarter of 2005.

         Pulsatome - Based on successful completion of required product development and testing issues, we anticipate filing a 510(k) application for marketing clearance of Pulsatome in the third or fourth quarter of 2005.

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

         OTHER COUNTRIES. Regulatory requirements in other countries with respect to marketing of medical device products vary widely. However, the majority of foreign countries in which we are selling our EpiLift and LasiTome products allow for marketing based upon the products having received the CE MARK, which designates compliance with appropriate European regulations. In addition, these products are UL listed with the Underwriters Laboratories, Inc for compliance with internationally recognized safety standards, and the EpiLift product has received 510(k) marketing clearance from the U.S. FDA.

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

DISTRIBUTION METHODS

         VisiJet markets its products in the United States through a direct sales force consisting of four employees and eight independent sales representatives. Our sales force consists of personnel with extensive experience in sales of devices and other ophthalmic products to refractive surgeons. Our sales and marketing efforts our focused on the following strategies and activities:

         o DRIVE PRODUCT AWARENESS - Increase awareness of EpiLift through advertising, exhibiting at major industry meetings and conferences and developing relationships with leading refractive surgery centers and key industry opinion leaders.

         o IDENTIFICATION OF PROSPECTS AND FOLLOW-UP ON PHYSICIAN LEADS - Identify prospective customers, initiate contact and follow-up on physician leads through phone calls, email, distribution of product literature and videos and direct contact as appropriate.

         o VISIT PHYSICIANS - Meet with interested physicians for face to face follow-up, pig eye demonstrations and live surgical demonstrations as appropriate.

         o CLOSE SALE, TRAINING AND SUPPORT - Complete sale, arrange third-party lease financing as appropriate, ensure proper post-sale training and customer service.

         Thus far, interest in EpiLift in the United States has been strong. Our sales force has been actively pursuing leads generated through direct contact with physicians, and through our attendance at the American Academy of Ophthalmology, held in New Orleans in October 2004. In addition, we have completed arrangements for a series of clinical evaluations at six leading refractive surgery centers in the United States, including The Wilmer Eye Institute, The Cleveland Clinic, Mid Michigan Physician's Group, Minnesota Eye Consultants, Cullen Eye Institute and Massachusetts Eye and Ear Infirmary.

         We are distributing our products internationally through a series of agreements with distribution companies in major countries that handle other American and European manufactured ophthalmic products, and that are familiar with applicable local government rules and regulations, as well as with the customer base and key ophthalmic surgeons in the region. To date, we have distributors in major international markets, including the following:

         Country                    Distributor
         -------                    -----------

         Germany                    Gebauer Medizintechnik GmbH
         Italy                      NewTech SpA
         Spain                      Wavelight/Tetramedics
         United Kingdom             Kestrel Ophthalmics
         Greece                     Medicare Ltd.
         Switzerland                Mediconsult AG
         Japan                      Japan Focus Co., Ltd.
         Middle East                Medicals International

         In addition, we have ongoing contract negotiations with potential distributors in other important international markets including China, Hong Kong, Australia and South Africa.

         Although specifics vary based on countries and territories covered, our international distribution agreements generally provide for a specified term and exclusive territory, fixed sales prices from VisiJet to the distributor and minimum purchase quantity requirements for the distributor.

         Distribution of our products in countries other than the United States may be subject to regulation in those countries. In some countries, the regulations governing such distribution are less burdensome than in the United States, and we may pursue marketing our products in such countries prior to receiving permission to market from the FDA in the United States. We will endeavor to obtain the necessary government approvals in those foreign countries where we decide to manufacture, market and sell our products.

PATENTS AND TRADEMARKS

         Most of the technology utilized by the Company in products under development is covered by patents owned by SurgiJet, Inc., a developer of waterjet technology for a variety of medical and dental applications, and VisiJet's former parent company. We have been granted an exclusive worldwide license to these patents for ophthalmologic applications for the life of the patents. The license agreements with SurgiJet include twelve issued U.S. patents and four issued international patents. VisiJet has also exclusive licenses to certain non-patented technology developed by SurgiJet related to ophthalmic applications, and holds exclusive licenses for certain registered trademarks, including VisiJet(R), HydroKeratome(R), and Pulsatome(R). The Company intends to protect its development work by means of licensing additional patents and trademarks as necessary and to protect its own inventions with additional patent applications.

         Under the terms of the license agreements with SurgiJet, Inc., entered into October 23, 1998, VisiJet is obligated to pay a royalty of 7% of revenues received from sales of the products utilizing licensed patents and technology, up to $400 million of revenues over the course of the Agreements, and 5% of revenues thereafter. The license agreements with SurgiJet also provide for a minimum royalty of $60,000 per year. To date, the Company has paid a total of $180,000 in minimum royalty payments to SurgiJet, and, as of December 30, 2004, $15,000 in minimum royalty payments was accrued.

         On September 17, 2003, VisiJet entered into a license agreement with Robert M. Campbell, Jr., M.D., pursuant to which the Company obtained exclusive worldwide rights for all medical applications for a patented technology invented by Dr. Campbell that provides for the sterile flow of fluid through a surgical water jet apparatus. The Company believes this technology has application in several of its products under development, and may have additional applications for future ophthalmic and non-ophthalmic microsurgical products. The license agreement provides for a royalty of 6% on revenues from products utilizing licensed technology and is subject to a minimum royalty of $24,000 per year. To date, $24,000 in minimum royalty payments have been made, and as of December 31, 2004 $75,000 of the license fee balance owed was due and payable.

EMPLOYEES

         As of March 31, 2005 we employ 14 persons full time. Of these employees, six are in corporate management and management, two are in product development and regulatory affairs and six are in sales and marketing. None of our employees are covered by collective bargaining agreements and we believe that our relationship with our employees is good. Any future increase in the number of employees will depend upon the growth of our business, the successful commercialization of our products and on our obtaining sufficient funding.

RISK FACTORS

WE ARE AN EARLY STAGE BUSINESS WITH A LIMITED OPERATING HISTORY, AND AS A RESULT, MAKING AN EVALUATION OF OUR BUSINESS PROSPECTS MAY BE DIFFICULT.

         We are an early stage company with limited prior business operations and no revenues. You should be aware of the increased risks, uncertainties, difficulties and expenses we face as a research and development company and that because of our limited operating history, you may not have adequate information on which you can base an evaluation of our business and prospects.

OUR FINANCIAL STATEMENTS INCLUDE A GOING CONCERN OPINION FROM OUR OUTSIDE AUDITORS WHICH RAISES DOUBT AS TO OUR ABILITY TO STAY IN BUSINESS AND MAY LIMIT OUR ABILITY TO RAISE REQUIRED FUNDING.

         The Company received a going concern opinion on its financial statements for the fiscal years ended December 31, 2004 and 2003. Our auditors have stated that due to our lack of profitability and our negative working capital, there is "substantial doubt" about our ability to continue as a going concern. The going concern opinion from our auditors represents a strong warning regarding our financial condition and ability to stay in business. In addition, the going concern opinion may limit our ability to obtain the financing required to stay in business, in which case you could lose your entire investment.

WE HAVE GENERATED LIMITED REVENUES AND IF WE ARE UNABLE TO GENERATE SUFFICIENT REVENUES IN THE FUTURE, WE MAY NOT BE ABLE TO CONTINUE OUR BUSINESS.

         We are an early-stage company, and prior to May 2004, had not generated any revenues from operations. We cannot assure our stockholders that our proposed business plans will materialize or prove successful, or that revenues generated through the sale of recently licensed products, or other potential products currently under development will be sufficient to result in profitable operations. If we cannot operate profitably our business may fail and you could lose your entire investment.

OUR NEAR TERM PROSPECTS ARE HIGHLY DEPENDENT ON THE SUCCESSFUL MARKET INTRODUCTION OF PRODUCTS WE HAVE RECENTLY LICENSED THROUGH A MARKETING, MANUFACTURING AND DISTRIBUTION AGREEMENT. IF WE ARE UNABLE TO SUCCESSFULLY MARKET THESE PRODUCTS, WE MAY NOT BE ABLE TO ACHIEVE PROFITABLE OPERATIONS OUR BUSINESS MAY FAIL.

         We have recently acquired certain product lines through a licensing agreement. We began selling these products in certain foreign markets during the second quarter of 2004, and in the United States in the third quarter of 2004.

As an investor, you should be aware of the potential difficulties encountered by an enterprise in the introduction of new products, many of which are beyond our control, including unanticipated delays in the regulatory approval process and market introduction, uncertainty with respect to customer acceptance and potential competition, and potential manufacturing and/or distribution problems. Our efforts to launch these products may not be successful and, even if successful, such efforts might not result in profitable operations. If we are unable to successfully market these products, we will be unable achieve profitable operations. If we cannot operate profitably our business may fail and you could lose your entire investment.

WE ARE DEPENDENT ON A THIRD PARTY FOR THE MANUFACTURING AND SUPPLY OF ALL PRODUCTS CURRENTLY BEING SOLD BY THE COMPANY. IF WE ARE UNABLE TO OBTAIN PRODUCTS ON A TIMELY BASIS, WE MAY NOT BE ABLE TO ACHIEVE OR MAINTAIN PROFITABLE OPERATIONS AND OUR BUSINESS MAY FAIL.

         All products currently being sold by the Company are manufactured by the licensor of the products. Any interruptions, delays or other problems encountered by the licensor in the manufacturing of these products could result in its inability to supply quantities ordered by the Company on a timely basis, or at all. If we are unable to obtain products from the manufacturer on a timely basis, we will be unable to fulfill sales orders as planned and we will not be able to generate sufficient revenues to achieve or maintain profitable operations. If we cannot operate profitably you could lose your entire investment.

GOVERNMENT CLEARANCE IS REQUIRED IN ORDER FOR US TO MARKET OUR PRODUCTS. IF WE ARE UNABLE TO OBTAIN REQUIRED CLEARANCES ON A TIMELY BASIS, WE MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUE TO ACHIEVE OR MAINTAIN PROFITABLE OPERATIONS AND OUR BUSINESS MAY FAIL.

         Our products are considered to be medical devices, and as such require clearance from the United States Food and Drug Administration ("FDA") for sales in the United States, and from comparable regulatory agencies in other markets. The products currently offered for sale recently obtained the required regulatory clearance for sale in Europe and certain other foreign countries, and certain of the products received clearance for sale in the United States in September 2004. Other licensed products, and certain products under development by the Company, will require FDA or appropriate non-U.S. regulatory agency clearance prior to initiation of sales. Our ability to obtain timely regulatory clearance for sales of products under development is dependent on our ability to obtain adequate financing, on the successful completion of remaining product development and testing, and on the satisfactory review and approval by regulatory agencies of required marketing clearance submissions. If these approvals are not obtained, or are significantly delayed, we may be unable to generate revenues from product sales necessary for us to achieve or maintain profitable operations. If we cannot operate profitably our business may fail.

WE HAVE LIMITED FINANCIAL RESOURCES AND ARE DEPENDENT ON RAISING ADDITIONAL CAPITAL IN ORDER TO SUCCESSFULLY LAUNCH OUR PRODUCTS AND TO BEGIN GENERATING REVENUES FROM PRODUCT SALES. IF WE ARE UNABLE TO RAISE SUFFICIENT CAPITAL, OUR BUSINESS MAY FAIL.

         Because we have limited financial resources and historical operating revenues, we need to secure additional funding in order to successfully launch our products, and to fund operating losses until such time as we can generate enough revenue to sustain our business. If we are unable to obtain adequate additional funding, we may not be able to generate sufficient revenues to achieve profitability. If we cannot operate profitably our business may fail and you could lose your entire investment.

CONVERSION OF CONVERTIBLE SECURITIES WILL RESULT IN SIGNIFICANT DILUTION TO OUR SHAREHOLDERS AND MAY RESULT IN A DECREASE IN THE MARKET PRICE OF OUR COMMON STOCK.

         A significant amount of our debt and equity securities is convertible into common stock at conversion prices that are either below the current market price, or that will be determined based on a discount to the market price of the common stock at the time of conversion. Conversion of such securities into common stock will result in significant dilution to our shareholders which may result in a decrease in the market price of our stock.

RAISING ADDITIONAL CAPITAL MAY CAUSE SIGNIFICANT DILUTION TO OUR STOCKHOLDERS AND MAY RESULT IN INCREASED LOSSES OR REDUCED EARNINGS, WHICH MAY RESULT IN A DECREASE IN THE MARKET PRICE OF OUR COMMON STOCK.

         To secure additional financing, we may have to sell additional stock or borrow money. Selling additional stock, either privately or publicly, will dilute the equity interests of our stockholders. If we borrow more money, we will incur interest expenses which will negatively impact our operating results, and may also be subject to restrictions in the debt agreement that limit our operating flexibility. Dilution of existing stockholders and additional interest expense may result in a lower stock price.

WE HAVE A HISTORY OF LOSSES AND A LARGE ACCUMULATED DEFICIT

         For the fiscal years ended December 31, 2004 and 2003, we incurred net losses of $11,910,530 and $4,959,152, respectively, and as of December 31, 2004 our accumulated deficit was $22,686,749. We expect to continue to incur significant operating, marketing and research and development expenses to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues to achieve and maintain profitability. If we cannot operate profitably our business could fail.

IF OUR RESEARCH AND DEVELOPMENT EFFORTS DO NOT RESULT IN PRODUCTS THAT RECEIVE CLEARANCE FOR SALE OR THAT ARE SUCCESSFUL IN THE MARKETPLACE, WE MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUE TO ACHIEVE OR MAINTAIN PROFITABLE OPERATIONS.

         Our waterjet based technologies are in the development stage and further development and testing is required before they can be submitted for marketing clearance from the FDA and appropriate foreign regulatory agencies. Furthermore, even if required marketing clearance is received, our products may not be successful in the marketplace and may not be able to generate sufficient revenues to achieve or maintain profitability.

WE ARE DOING BUSINESS IN AN INDUSTRY THAT IS VERY COMPETITIVE. IF WE ARE UNABLE TO COMPETE SUCCESSFULLY, WE MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUE TO ACHIEVE OR MAINTAIN PROFITABLE OPERATIONS AND OUR BUSINESS MAY FAIL.

         The ophthalmic surgical device industry is very competitive. Our future success depends on our ability to compete effectively with other manufacturers and marketers of ophthalmic surgical devices. We may have difficulty competing with larger, established surgical device companies that have:

         * substantially greater financial, technical and marketing resources;
         *        larger customer bases;
         *        better name recognition;
         *        related product offerings; and
         *        larger marketing areas.

         Companies such as VISX, Alcon, Bausch & Lomb, LaserSight, and Nidek are major international providers of ophthalmic surgical devices relating to LASIK and cataract surgery. These companies represent a wide array of devices and products, technologies and approaches. Most of these companies have more resources than we do and, therefore, a greater opportunity to develop comparable products and bring those products to market more efficiently than we. If we are not able to compete effectively with current and future competitors, we will not be able to generate sufficient revenue to achieve or maintain profitability.

OUR PRODUCTS MAY NOT ACHIEVE ACCEPTANCE IN THE MARKETPLACE OR MAY BECOME OBSOLETE BASED ON NEW TECHNOLOGY OR CHANGES IN THE MARKETPLACE. IF OUR PRODUCTS DO NOT ACHIEVE OR MAINTAIN ACCEPTANCE, WE MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUE TO ACHIEVE OR MAINTAIN PROFITABLE OPERATIONS AND OUR BUSINESS MAY FAIL.

         The demand for our products will be based upon the existence of markets for the technology and products and the markets for products of others, which may utilize our technology. The extent to which we may gain a share of our intended markets will depend, in part, upon the cost effectiveness and performance of our technology and products when compared to alternative technologies, which may be conventional or heretofore unknown. If the technology or products of other companies provide more cost-effective alternatives or otherwise outperform our technology or products, the demand for our technology or products may not be strong enough to generate sufficient revenue to achieve or maintain profitability. If we cannot operate profitably our business may fail and you could lose your entire investment.

OUR DEVELOPMENT EFFORTS WITH RESPECT TO WATERJET BASED PRODUCTS ARE HIGHLY DEPENDENT ON OUR PROPRIETARY INTELLECTUAL PROPERTY RIGHTS. FAILURE TO PROTECT OUR RIGHTS COULD SIGNIFICANTLY IMPAIR OUR BUSINESS AND ENFORCING OUR RIGHTS MAY CAUSE US TO INCUR SUBSTANTIAL EXPENSE.

         Proprietary rights are critically important to us. We currently have exclusive licenses to thirteen U.S. patents and three foreign patents for our waterjet technology and we intend to aggressively pursue additional patent protection for our technologies as we continue to develop them. Although we will seek to defend our licenses and to protect our other proprietary rights, our actions may be inadequate to protect our patents and other proprietary rights from infringement by others, or to prevent others from claiming infringement of their patents and other proprietary rights.

         Policing unauthorized use of our technology is difficult, and some foreign laws do not provide the same level of protection as U.S. laws. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or patents that we may obtain, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources, and may result in decreased earnings and a decline of our stock price.

THE REGISTRATION OF PREVIOUSLY RESTRICTED SHARES AND SHARES UNDERLYING WARRANTS, CONVERTIBLE DEBENTURES AND CONVERTIBLE PREFERRED STOCK MAY CAUSE OUR STOCK PRICE TO DECLINE

         The resale by the selling stockholders of their previously restricted shares, including any shares issuable upon the exercise of convertible securities and warrants, will increase the number of our publicly traded shares, which could depress the market price of our common stock. The issuance of shares upon the exercise of convertible securities will dilute the percentage of our shares held by existing stockholders and could also cause our stock price to decline.

OUR COMMON STOCK HAS EXPERIENCED IN THE PAST, AND IS EXPECTED TO EXPERIENCE IN THE FUTURE, SIGNIFICANT PRICE AND VOLUME VOLATILITY, WHICH SUBSTANTIALLY INCREASES THE RISK THAT YOU MAY NOT BE ABLE TO SELL YOUR SHARES AT OR ABOVE THE PRICE THAT YOU PAY FOR THE SHARES.

         Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. During 2004, and through the date of this prospectus, our common stock was sold and purchased at prices that ranged from a high of $1.39 to a low of $0.39 per share. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and because the price for our common stock may suffer greater declines because of its price volatility.

         The price of our stock that will prevail in the market after this offering may be higher or lower than the price you pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

         *        results of our initial product introduction and sales efforts;
         * our ability to obtain timely clearance for marketing in the United States from the U.S. FDA
         *        variations in our quarterly operating results;
         * our ability to complete the research and development of our technologies;
         *        the development of a market for our products;
         *        changes in market valuations of similar companies;
         * announcement by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
         * loss of a major customer or failure to complete significant transactions;
         *        additions or departures of key personnel; and
         *        fluctuations in stock market price and volume.

         Additionally, in recent years the stock market in general, and the Over-the-Counter Bulletin Board and technology stocks in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may cause a material decline in our stock price regardless of the progress we make with respect to our product development and marketing efforts and our operating performance.

OUR FINANCIAL STATEMENTS INCLUDE A GOING CONCERN OPINION FROM OUR OUTSIDE AUDITORS WHICH RAISES DOUBT AS TO OUR ABILITY TO STAY IN BUSINESS AND MAY LIMIT OUR ABILITY TO RAISE REQUIRED FUNDING.

         The Company received a going concern opinion on its financial statements for the fiscal years ended December 31, 2004 and 2003. Our auditors have stated that due to our lack of profitability and our negative working capital, there is "substantial doubt" about our ability to continue as a going concern. The going concern opinion from our auditors may limit our ability to obtain the financing required to stay in business and to continue our product development efforts, in which case, you could lose your entire investment.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company currently leases an office, research and warehouse facility of approximately 6,500 square feet in San Clemente, California for a monthly rent of $6,413. The lease expires in February 2008.


ITEM 3.  LEGAL PROCEEDINGS

         VisiJet is currently engaged in the following legal proceedings:

         VisiJet is a defendant in Steven J. Baldwin vs. VisiJet, Inc. et al, a case pending in San Francisco County Superior Court, filed on February 9, 2004(Case NO. 04-428696). The Plaintiff alleges that VisiJet failed to compensate him for services performed, prior to the merger with PNAC, pursuant to a consulting agreement and is seeking monetary damages in the approximate amount of $450,000. The case is currently in a preliminary stage.

         In October 2004, the Company and SurgiJet, Inc., its former parent company, entered into a settlement agreement covering all previously outstanding litigation between the two companies, as well as with SurgiJet's principal owners and its subsidiary, DentaJet.

         In accordance with the settlement agreement, the Company agreed to pay a total of $579,774, plus accrued interest at an annual rate of 7.5% from August 31, 2004, as full settlement of previously disputed notes payable to SurgiJet and DentaJet and related accrued interest. In addition, the Company agreed to pay a previously disputed note payable to a shareholder of the Company, who is also a principal owner of SurgiJet, in the amount of $19,000 plus accrued interest at an annual rate of 10% from December 31, 2002.

         In addition, the Company agreed to issue 75,000 shares of its Common Stock to SurgiJet, granted SurgiJet a security interest in all of its assets and agreed to provide SurgiJet with a stipulated judgment, which can only be filed by SurgiJet upon an event of default which remains uncured following 10 days after receipt of written notice of such default.

         Payments on all obligations due pursuant to the settlement agreement are payable in monthly installments commencing December 1, 2004. The first payment was in the amount of $30,000, and thereafter monthly payments are $20,000 through December 2005, and $25,000 from January 1, 2006 until the obligations are paid in full.

         In accordance with the settlement agreement, SurgiJet and its principals agreed to waive, subject to completion and final report from an independent accounting firm, claims for additional monies owed to them, and to dismiss their cross-complaint against the Company, its directors and certain of its officers seeking additional monetary damages and rescission of the Merger Agreement.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.


                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         The primary market for the Company's common stock is the Nasdaq OTC Bulletin Board, where it trades under the symbol "VJET". The following table sets forth the high and low closing prices for shares of our Common Stock for the periods noted, as reported by the National Daily Quotation Service and the Over-the-Counter Bulletin Board.

                                                      High               Low
                                                    --------           -------
                           FY 2004
                           -------
                           Fourth Quarter             0.57              0.39
                           Third Quarter              0.84              0.49
                           Second Quarter             1.12              0.57
                           First Quarter              1.39              0.99

                           FY 2003
                           -------
                           Fourth Quarter             1.65              1.10
                           Third Quarter              1.60              1.05
                           Second Quarter             1.75              0.85
                           First Quarter              2.41              1.22

Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

On April 11, 2005, the closing price as reported by the OTC Bulletin Board was $0.37. As of April 11, 2005, there were 29,543,440 shares of common stock outstanding, held by 224 record holders and approximately 830 beneficial holders.

         VisiJet has never declared or paid cash dividends on its Common Stock and currently does not anticipate paying cash dividends in the future.

RECENT SALES OF UNREGISTERED SECURITIES

         On October 8, 2004, VisiJet, Inc. consummated the sale of 450,000 shares of Series A Convertible Stock ("Preferred Stock") to Langley Park Investments PLC ("Langley"), a corporation organized under the laws of England and Wales, pursuant to a Convertible Preferred Stock Purchase Agreement (the "Stock Purchase Agreement"). Under the Stock Purchase Agreement, the Company agreed to sell 450,000 shares of Preferred Stock to Langley. The consideration paid by Langley was the issuance of 2,477,974 Ordinary shares of Langley ("Langley Shares") to the Company, with agreed value of 1.00 pound (U.K.) per share. Consummation of the transaction was subject to admission of the Langley shares to the London Stock Exchange ("LSE"), which began on October 8, 2004. In accordance with the Stock Purchase Agreement, the Company may sell the Langley shares received by it in the open market on the LSE at any time.

         The Series A Preferred Stock is non-voting and the shareholders are not entitled to receive any dividends. The preferred stock is convertible at any time for a period of three years from the date of issuance into shares of the Company's common stock ("Common Stock"). The number of shares of common stock to be issued upon conversion is determined by dividing the aggregate stated value of the preferred stock by the ("Conversion Price"). The Conversion Price is defined as the lesser of $0.609 (The "Fixed Conversion Price") or eighty percent (80%) of the lowest closing bid price for the common stock in the ten (10) trading days preceding the date of conversion, but in no event is it less than 30 percent (30%) of the Fixed Conversion Price. However, Langley may not convert to the extent that conversion would result in it's owning more than 4.99% of the outstanding common stock of the Company. The conversion price is subject to adjustment based on anti-dilution provisions. Any shares of preferred stock not previously converted will automatically converted into common stock at the end of the three year period. If the Company defaults under certain covenants, the holders of the preferred stock may compel redemption at the stated value.

         Under the Stock Purchase Agreement, Langley has a one year lock up on the Company shares. Also, the Company may sell the Langley shares received on the open market of the LSE at any time.

         The Company believes that the issuance of the Preferred Stock was exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof and Regulation S thereunder.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

         The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying financial statements, and should be read in conjunction with such financial statements and notes thereto.

         Certain information included herein contains forward-looking statements that involve risks and uncertainties within the meaning of Sections 27A of the Securities Act, as amended; Section 21E of the Securities Exchange Act of 1934. These sections provide that the safe harbor for forward looking statements does not apply to statements made in initial public offerings. The words, such as "may," "would," "could," "anticipate," "estimate," "plans," "potential," "projects," "continuing," "ongoing," "expects," "believe," "intend" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this Form 10 KSB and include all statements that are not statements of historical fact regarding intent, belief or current expectations of the Company, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) our continued development of our technology;(iv) market and other trends affecting our future financial condition; (v) our growth and operating strategy.

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

CRITICAL ACCOUNTING POLICIES

         The Company's critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements. At this stage of our development, these policies primarily address matters of revenue and expense recognition. The Company has consistently applied these policies in all material respects. The timing of revenue recognition and the amount of revenue actually recognized depends upon a variety of factors, including the specific terms of each arrangement and the nature of our deliverables and obligations. Determination of the appropriate amount of revenue recognized involves judgments and estimates that we believe are reasonable, but it is possible that actual results may differ from our estimates.

OVERVIEW

         VisiJet, Inc. (the "Company" or "VisiJet") is a medical device company based in San Clemente, California, focused on the development and marketing of innovative ophthalmic products used in vision correction ("refractive") surgery and cataract removal surgery. In May 2004, the Company initiated sales of the LasiTome and EpiLift systems, both of which were obtained pursuant to a license agreement with Gebauer Medizintechnik GmbH. Both systems may be used in the LASIK vision correction surgical procedure to expose the cornea prior to application of the excimer laser for reshaping of the cornea. The LasiTome is a mechanical device used for cutting a corneal flap, the methodology used in traditional LASIK procedures. The EpiLift system provides the LASIK surgeon with an alternative methodology for exposing the cornea in which the epithelium, or top layer of the eye, is separated in an intact sheet of tissue, and then returned to its original position for healing following the application of the laser.

         Initial sales of the EpiLift and LasiTome systems were in Europe and certain countries in which the products had received required regulatory clearance for marketing. Marketing of the EpiLift System in the United States began in September 2004, following receipt of 510(K) clearance for marketing from the United States Food and Drug Administration ("FDA"). Revenues from both the EpiLift and LasiTome Systems are generated through both the initial sale of the respective devices and accessories and through recurring sales of disposable separators or blades.

         The Company also has two ophthalmic surgery products under development utilizing proprietary waterjet technology. The first is Pulsatome, a device designed for removal of cataracts using a pulsating stream of saline solution. The second is Hydrokeratome, a device that uses a high-pressure micro beam of water to cut a corneal flap during LASIK surgery. Both of these products require the successful completion of development and testing and receipt of 510(K) clearance from FDA prior to market introduction.

         The primary markets addressed by our products are refractive surgery and cataract surgery, both of which are strong and continuing to grow. The refractive surgery market has benefited from an increased demand for laser vision corrective surgery due to the overall increased acceptance by consumers, as well as from technological advances that have led to better results and fewer complications. Cataract surgery is the most frequently performed surgical procedure, with over 14 million surgeries performed worldwide. As the development of cataracts is often associated with aging, we expect the demand for cataract surgery to continue to increase. We believe that our products address important needs in each of these markets, and that as such, we have an opportunity to achieve significant revenue growth.

         There are numerous factors that could affect our ability to achieve this revenue growth, including but not limited to:

         o Our obtaining adequate financing to support debt obligations and working capital requirements
         o Successful completion of our product development efforts and receipt of 510(k) marketing clearance with respect to Pulsatome and Hydrokeratome.
         o        Market acceptance of our products
         o        Competition
         o        Technological advancement
         o        Overall economic conditions

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

RESULTS OF OPERATIONS

FISCAL YEAR 2004 COMPARED TO FISCAL YEAR 2003

         The company reported a net loss for fiscal year 2004 of $11,910,530 compared to $4,959,152 for fiscal year 2003. The loss for fiscal 2004 contains several large non- cash transactions totaling $7,318,007. The amount for non-cash activities that occurred during 2004 was for beneficial conversion interest, debt discount amortization, debt guarantee expense and common stock issued for services. See financial footnotes for more details. Fiscal year 2003 contained $ 788,500 of similar non-cash transactions. This represents a loss per common share of $(.45) for the year ended December 31, 2004 on basic and diluted shares outstanding of 26,688,583, as compared to a loss per common share of $(.27) on basic and diluted shares outstanding of 18,606,352 for the year ended December 31, 2003.

REVENUE AND COST OF GOODS SOLD

         The Company reported sales revenues for the years ending December 31, 2004 and 2003 of $1,725,435 and $0.00, respectively. The sales were comprised of domestic sales of $419,810 and international sales of $1,305,625. VisiJet markets its products in the United States through a direct sales force consisting of four employees and eight independent sales representatives. Internationally, our products are sold through independent distributors in each market. Products sold are the EpiLift System, sold in the United States and certain foreign markets, or a Combination Lasitome/EpiLift system, currently sold only in foreign markets. In conjunction with the systems, `disposables,' are sold comprised of Epi-separators, Lasik blades and vacuum tubing sets that are used on a per procedure basis. Additional components of the system are sold separately, such as handpieces, Epi and Lasik heads, suction rings, etc.

         A detailed breakout of sales is provided in the chart below:

                                                Domestic                 International
                                            Units     Amount           Units       Amount
                                            -----     ------           -----       ------
         Units sold to Doctors                7     $ 398,650           22      $  836,576
         Units sold to Distributors                                      5         112,500
         Disposables sold:
         Epi-separators (boxes of 10)        25        11,470          375         216,312
         Lasik Blades (boxes of 10)          --            --          206          85,938
         Vacuum Tubing (boxes of 5)          14           492          266           7,858
         Other Components                    20         9,198           36          50,463
         Sales Allowances and Credits                                               (4,022)
                                                    ----------                  -----------
                                                    $ 419,810                   $1,305,625

         Cost of goods sold in 2004 was $787,397, resulting in a gross profit of $938,038 or 54.4%. The costs are comprised mostly of product, fulfillment and shipping costs.

         Prior to the completion of the product licensing agreement, the Company did not have any products for sale, and accordingly had no similar sales revenues or cost of sales activity in the comparable 2003 period.

OPERATING EXPENSES:

         The significantly larger loss in 2004 resulted from increased operating expenses, as shown below:

                                                     2004                2003
         Operating Expenses
           General and Administrative             $8,737,724         $3,736,604
           Research and Development                  695,100          1,256,259
                                                  -----------        -----------
                                                  $9,432,824         $4,992,863

         The increase in general and administrative expenses in the 2004 period is due primarily to the inclusion of $3,277,173 of non-cash expenses recorded in connection with the issuance of common stock, warrants and options during the period as payment for consulting services and in connection with dispute/litigation settlements, and non-cash expenses of $546,403 recorded in connection with the re-pricing of warrants during the second quarter. In addition, general and administrative expenses increased during 2004 due to salaries and wages increase of $804,802, amortization expenses related to patents and distribution agreements and debt fees of $540,401 and sales and marketing expenses of $197,258 and increased insurance expenses of $160,575. Included in the 2003 general and administrative expenses are non-recurring expenses for legal, accounting and settlement expenses of approximately $788,500 that were incurred in connection with the finalization of the Merger Agreement in February 2003.

         Research and development expenses decreased to $695,100 in 2004 from $1,256,259 in 2003. The decrease in research and development expenses fiscal year 2004 is due primarily to limited working capital availability during the period, and to a reallocation of resources from research and development to sales and marketing as a result of the initiation of product sales during the second quarter of 2004.

OTHER INCOME AND EXPENSE

         Other expense during fiscal year 2004 increased to $3,321,194, and includes interest expense of $392,251 and non-cash expenses of $1,278,841 related to the amortization of debt discount during the period as well as $1,671,550 of non-cash interest expense recorded based on the intrinsic value of the beneficial conversion feature of convertible debt entered into during the second, third and fourth quarters of 2004. Interest expense in the 2004 period increased from $56,247 for fiscal year 2003 due to an increase in total debt outstanding during 2004. There was no comparable debt discount amortization expense in the 2003 period.

         Also included in results of operations in 2004 and 2003 were non-recurring gains of $21,448 and $90,303, respectively. The 2004 gain resulted from re-negotiation of the amount owed to an outside contractor, which had resulted in the Company withholding payment until a resolution was reached. The remaining amount due on the contract was $71,448. The Company and the contractor reached an agreement reducing the amount owed to $50,000, with a first payment of $20,000 due on December 1, 2004 and subsequent payments of $10,000 to be made monthly until paid in full with interest accruing on the unpaid balance at 1.5 % per month. At December 31, 2004 $30,000 was still outstanding and accrued interest totaled $78. This obligation was paid in full on March 10, 2005.

         The 2003 gain was recorded based on the restructuring of debt owed to SurgiJet that occurred in connection with the Merger Agreement, and which resulted in a decrease in the total amount owed of $90,303.

PREFERRED STOCK ACCRETIONS

         In the fourth quarter of 2004, the Company recorded a preferred stock discount and a corresponding amount to additional paid in capital of $1,125,000. The recorded discount resulted from the beneficial conversion that is recognized as an undeclared dividend and is accreted over the three year life of the agreement. This dividend is reflected in the statement of operations below the `Net loss" line as a component of `Net loss applicable to common shareholders'. As a result, an accretion of the discount of $93,750 was recorded providing a balance of the preferred discount of $1,031,250 at December 31, 2004. For more information on this transaction, please review Note 11.

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS

         As a result of the above revenues and expenses, the net loss for the fiscal year ended December 31, 2004 increased to $11,910,530 compared to $4,959,152 during fiscal year 2003.

         Subject to the availability of cash and working capital, we expect sales revenue, and related cost of sales to increase significantly during the 2005 fiscal year. In addition, expenses related to sales and marketing and research and development activities are also expected to increase during 2005 as we continue to ramp up our sales and marketing activities related to recently licensed products, and as we move toward completion of product development and regulatory compliance efforts and the ultimate product introduction with respect to the Company's other products under development.

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

         The significantly larger loss in 2003 resulted from increased operating expenses, as shown below:

                                                     2003                2002
                                                     ----                ----
         Operating Expenses
           General and Administrative             $3,736,604         $  751,717
           Research and Development                1,256,259            294,736
                                                  -----------        -----------
                                                  $4,992,863         $1,046,453

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

         Research and development expenses increased to $1,256,259 in 2003 from $294,736 in 2002. The increase is primarily due to the resumption of activities related to the development of the Company's ophthalmic surgery products in 2003, based on the completion of the Merger Agreement and associated financing that had been deferred during 2002 due to the lack of funding.

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

         During the fiscal year of 2004, the Company utilized $4,298,011 to fund operating activities and $1,204,511 in investing activities, and raised $5,489,589 from financing activities. At the end of the fiscal year 2004, current liabilities exceeded current assets by approximately $3.65 million.

Financing Activity:

         As described in more detail below, the Company raised net proceeds totaling $5,489,589 during fiscal year 2004 through private placements of debt and equity securities. Of this total, $3,845,375 came from the issuance of convertible debentures, net of $429,625 of related costs, $1,109,688 came from the issuance of secured subordinated debenture agreements, net of $132,500 of related costs and $526,500 resulted from equity private placements, net of related costs of $58,500.

PRIVATE EQUITY PLACEMENTS:

         Between January 2004 and May 2004 the Company raised gross proceeds of $585,000 through the private placement of 585,000 shares of common stock to twelve (12) individual investors, and realized net proceeds of $526,500 after subtracting related placement agent fees totaling $58,500. In addition to the common stock, the investors received 5-year warrants to purchase an aggregate of 585,000 shares of common stock at an exercise price of $2.25 per share.

SECURED DEBENTURES:

         FEBRUARY 2004 SECURED DEBENTURE

         In February 2004, the Company entered into secured debenture agreements with an aggregate principal balance of $500,000, and received net proceeds of $447,500 after subtracting related placement agent fees and legal expenses totaling $52,500.

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

         In October 2004, the Company received a notice of default from the holders of an aggregate of $400,000 of these debentures due to the non-timely payment of interest that was owed under the debenture agreements. Subsequent to the receipt of notice, the Company made the required interest payments and the Company was in discussions regarding a resolution of the events of default. In October 2004, the Company and the debenture holders agreed to reduce the exercise price of the original warrants issued to purchase 250,000 shares of common stock in connection with this transaction agreements to $0.75 per share, and to issue a total of additional warrants to purchase 125,000 shares at an exercise price of $0.75 per share. The parties agree that this would cure all defaults to date.

          In January 2005, the Company repaid the entire $500,000 outstanding principal balance and the secured debenture agreement was cancelled.

         MAY 2004 SECURED DEBENTURE

         In May 2004, the Company entered into a secured debenture agreement with HIT Credit Union with a principal balance of $750,000, and received net proceeds of $662,188 after subtracting related placement agent fees and expenses totaling $80,000 and prepaid interest totaling $7,812. The principal balance of the debenture was due and payable on July 5, 2004, and the debentures bear interest at an annual rate of 15%, which is payable monthly beginning June 1, 2004. In addition, the debenture holder received a warrant to purchase 500,000 shares of the Company's common stock, exercisable through May 6, 2009, at an exercise price of $0.90 per share. The debenture is secured by 750,000 shares of the Company's common stock that were issued by the Company as collateral under this agreement.

         The Company did not repay the principal on the scheduled maturity date of July 5, 2004, and such failure to pay constitutes a default under the obligation. In October 2004 the debenture holder entered into a forbearance agreement with the holders of convertible debentures entered into in June and

July 2004 with an aggregate principal amount of $2,000,000, pursuant to which the debenture holder agreed not to take any action with respect to the non-payment of the $750,000 principal balance until the earlier of (i) February 2, 2005 and (ii) the date of notice of default from the convertible debenture holders to the Company. In January 2005, the Company repaid the entire $750,000 outstanding principal balance, plus accrued interest totaling $6,744, and the 750,000 shares of the Company's common stock held as collateral on the debt were returned and the secured debenture agreement was cancelled.

CONVERTIBLE DEBENTURES:

         MAY 2004 CONVERTIBLE DEBENTURE

         In May 2004, the Company entered into convertible debenture agreements with Platinum Long Term Growth and Rock II, LLC with principal balances of $550,000 and $250,000, respectively. After subtracting related placement agent fees and expenses totaling $105,000, net proceeds to the Company from the aggregate of the $800,000 principal balance were $695,000. The debentures bear interest at an annual rate of 10%, which is due and payable on the maturity date. In addition, the debenture holders received an aggregate of 533,333 warrants to purchase shares of the Company's common stock, exercisable through May 6, 2009 at an exercise price of $0.90 per share.

         The principal balance of these debentures was due and payable on the earlier of (i) one hundred and five (105) days from the issue date, or (ii) ten
(10) business days from the date the Company's Registration Statement is declared effective by the Securities and Exchange Commission. As the Registration Statement was not filed prior to 105 days from the issue date, the principal balance and accrued interest became due and payable on August 19, 2004. The debentures were secured by an aggregate of 800,000 shares of the Company's common stock borrowed by the Company pursuant to a security lending agreement between the Company and a third party. Under certain circumstances, the outstanding principal of the debentures may be converted into shares of the Company's common stock based on an initial conversion price of $0.90, subject to adjustment as defined in the agreement.

         The Company was not in compliance with terms of these debenture agreements due to the non-payment of the principal balance by the scheduled maturity date in August 2004, and due to its failure to file a Registration Statement with the Securities and Exchange Commission covering warrants issued to debenture holders pursuant to the debenture agreement by June 6, 2004, as required by the registration rights agreement entered into between the Company and the debenture holders. The failure to pay the principal balance when due and to file the Registration Statement on a timely basis were events of defaults under the agreements. In connection with discussions with the debenture holders regarding a resolution of the events of default, in October 2004, the Company agreed to reduce the exercise price of the original 533,333 warrants issued from $0.90 to $0.40 per share, and to issue a total of 533,333 additional warrants, also at an exercise price of $0.40 per share.

         In January 2005, Rock II, LLC agreed to exercise 250,000 warrants at a price of $0.40 for a total of $100,000. The Company paid the note of $250,000 less the exercise price of $100,000 plus interest of $8,000 for a total cash payment of $158,000 satisfying the obligation to Rock II, LLC. The Company paid $550,000 to Platinum Long Term Growth satisfying the principal balance due. Platinum Long Term Growth agreed to exercise 81,000 warrants at a price of $0.40 or $32,400 to satisfy the interest due.

         JUNE 2004 CONVERTIBLE DEBENTURE

         In June 2004, the Company entered into convertible debenture agreements with Bushido Capital Master Fund, L.P. ("Bushido"), and Bridges & Pipes, LLC ("Bridges & Pipes"), with principal balances of $600,000 and $400,000, respectively. After subtracting related placement agent fees and expenses totaling $120,000, net proceeds to the Company from the aggregate of the $1,000,000 principal balance were $880,000.

         Pursuant to the June 2004 agreements, the debentures bear interest at an annual rate of 8%, which is payable quarterly beginning December 31, 2004, and the principal balance of the debentures was due and payable on June 24, 2006. In addition, the debenture holders received an aggregate of 150,000 shares of the company's common stock, and an aggregate of 750,000 warrants to purchase shares of the Company's common stock, exercisable through June 24, 2009, at an exercise price of $1.50 per share, provided however that the exercise price with respect to an aggregate of 500,000 of the warrants is reduced to $0.60 per share during the period from the date of issuance through the date twelve (12) months after the Securities and Exchange Commission declares effective a registration statement registering the resale of shares underlying the warrants. The debentures were secured by an aggregate of 350,000 shares of the Company's common stock issued by the Company, and the outstanding principal of the debentures was convertible, subject to redemption rights of the Company, into shares of the Company's common stock based on an initial conversion price of $0.50, subject to adjustment as defined in the agreement.

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

         In October 2004 the Company received a waiver of the non-compliance in connection with an amendment to the debenture agreements, pursuant to which the maturity dates of the debentures were extended to June 24, 2014, the exercise price of the original 750,000 warrants issued in connection with these convertible debenture agreements was reduced to $0.40 per share, the debenture holders received an additional 250,000 warrants at an exercise price of $0.40 per share, and the initial conversion price of the debt was reduced to $0.35. In addition, in connection with this amendment, the Company released the 350,000 shares of common stock that was being held as collateral, to the note holders to satisfy the debt default.

         In January 2005 the amended debenture agreements with Bushido and Bridges & Pipes were replaced with new convertible debenture agreements in order to conform the terms of these agreements to the terms of new convertible debenture agreements to an aggregate principal balance of $7,695,000 entered into in January 2005, as described below. Under the replacement agreements, the maturity dates of the debentures were extended to January 14, 2015, and other principal terms (i.e. interest rate, conversion price, warrants issued and warrant exercise price) remained the same as in the amended October agreements described above. This is discussed in more detail in Note 18, Subsequent Events.

         JULY 2004 CONVERTIBLE DEBENTURE

         In July 2004, the Company entered into a convertible debenture agreement with Libertyview Special Opportunities Fund, L.P. ("Libertyview"), with a principal balance of $1,000,000, and received net proceeds of $896,125 after subtracting related placement agent fees and expenses totaling $103,875. Pursuant to the July 2004 agreement, the note bears interest, at an annual rate of 8%, which is due and payable quarterly beginning on October 31, 2004, and the principal balance of the note, plus any accrued and unpaid interest, was due and payable on July 23, 2014, provided however, that on or after July 31, 2007 the Company, at the option of the note holder, may have been obligated to repurchase the note at a price equal to 100% of the outstanding principal and interest. In addition, the debenture holders received warrants to purchase 750,000 shares of the Company's common stock, exercisable through July 23, 2011, at an exercise price of $1.00 per share. In addition, the outstanding principal of the debentures was convertible into shares of the Company's common stock, at the option of the note holder, based on an initial conversion price of $0.54 per share, subject to adjustment as defined in the agreement.

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

         In October 2004 the Company received a waiver of the non-compliance in connection with an amendment to the debenture agreement pursuant to which the exercise price of the original 750,000 warrants issued in connection with the convertible debenture agreement was reduced to $0.40 per share, the debenture holder received an additional 250,000 warrants at an exercise price of $0.40 per share and the initial conversion price of the debt was reduced to $0.35.

         In January 2005 the amended debenture agreement with Libertyview was replaced with a new convertible debenture agreement in order to conform the terms of the agreement to the terms of new convertible debenture agreements entered into in January 2005 to an aggregate principal balance of $7,695,000, as described below. Under the replacement agreement, the maturity dates of the debenture was extended to January 14, 2015, and other principal terms (i.e. interest rate, conversion price, warrants issued and warrant exercise price) remained the same as in the October amended October agreement described above. This is discussed in more detail in Note 18, Subsequent Events.

         OCTOBER 2004 CONVERTIBLE DEBENTURE

         In October 2004, the Company entered into convertible debenture agreements with four private lenders with an aggregate principal balance of $850,000, and received net proceeds of $788,000 after subtracting related placement agent fees and expenses totaling $62,000. The notes bear interest, at an annual rate of 8%, which is due and payable quarterly beginning on December 31, 2004. The principal balance of the note, plus any accrued and unpaid interest is due and payable on October 6, 2014, provided however, that on or after October 6, 2007, the Company, at the option of the note holder, may be obligated to repurchase the note at a price equal to 100% of the outstanding principal and interest. The outstanding principal of the debentures may be converted into shares of the Company's common stock, at the option of the note holder, based on an initial conversion price of $0.35 per share, subject to adjustment as defined in the agreement. In addition, the note holders received warrants to purchase 850,000 shares of the Company's common stock, exercisable through October 6, 2009 at an exercise price of $0.40 per share.

         In January 2005 the October debenture agreements with Libertyview Special Opportunities Fund, L.P., Gamma Opportunity Capital Partners, LP, Bridges & Pipes, LLC, and Little Gem Life Sciences Fund, LP, were replaced with a new convertible debenture agreements in order to conform the terms of the October agreements to the terms of new convertible debenture agreements entered into in January 2005 with an aggregate principal balance of $7,695,000, as described below. Under the replacement agreements, the maturity dates of the debentures were extended to January 14, 2015, and other principal terms (i.e. interest rate, conversion price, warrants issued and warrant exercise price) remained the same as in the October agreements described above.

         DECEMBER 2004 BRIDGE LOAN

         In December 2004 the Company entered into a bridge loan agreement with Alpha Capital Aktiengesellschaft ("Alpha") with a principal balance of $500,000, and received net proceeds of $469,000 after subtracting related placement agent fees and expenses totaling $31,000. The debenture was due and payable on January 27, 2005, and was convertible into shares of the Company's common stock, at the option of the note holder, based on an conversion price equal to 80% of the closing bid price of the Company's common stock on the date of conversion, in the event that the debenture was not repaid on the scheduled maturity date, or in the event of a default under the agreement. In connection with the debenture, Alpha received 142,857 shares of the Company's common stock, and 5-year warrants to purchase 1,250,000 shares of the Company's common stock at an exercise price of $0.40 per share.

         In January 2005, the Company repaid the entire $500,000 outstanding principal balance, and the debenture agreement was cancelled.

         DECEMBER 2004 CONVERTIBLE DEBENTURE

         Also in December, the Company received $125,000 as a subscription from Greenwich Growth Fund, Ltd., for a convertible debenture agreement that was included in the convertible debenture agreements closed in January 2005, as described in paragraphs below on subsequent funding.

         The following summarizes our contractual obligations, commercial commitments and off-balance sheet arrangements at December 31, 2004 and the effect such obligations could have on our liquidity and cash flow in future periods:

                                       Less Than        1 - 3          3 - 5         Over 5
                                         1 Year         Years          Years          Years          Total
                                       ----------     ----------     ----------     ----------     ----------
Convertible debenture debt             $1,300,000     $       --     $       --     $2,975,000     $4,275,000
Secured debenture debt                  1,250,000             --             --             --      1,250,000
Notes Payable (1)                         872,660             --             --             --        872,660
Compensation Settlement Agreements         66,402             --             --             --         66,402
Minimum Royalty Obligations (2)            84,000        168,000        168,000        564,000        984,000
Lease Commitments                          89,568        258,582         19,200             --        367,350
                                       ----------     ----------     ----------     ----------     ----------
  Total                                $3,662,630     $  426,582     $  187,200     $3,539,000      7,815,412
                                       ==========     ==========     ==========     ==========     ==========

         Subject to availability of funding, we expect operating expenses, and related cash requirements, to increase during 2005 in connection with anticipated increased sales and marketing and product development activities.

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

         VisiJet's management believes that actions currently being undertaken to raise additional financing, to initiate marketing of its recently licensed products and to complete the development of, and bring to market its internally developed products, will ultimately generate sufficient revenue to support its operations. However, there can be no assurance that any pending financing will be completed, that sufficient capital will be available when required, that product marketing and development efforts will be successful, or that if successful, revenue generated will provide positive cash flows from operations to permit us to realize our plans.

BORROWED SHARES

        In connection with collateral requirements of convertible debenture agreements with HIT Credit Union, Platinum Long Term Growth Fund and Rock II, LLC, the Company borrowed a total of 1,550,000 shares of its outstanding common stock from Taika Investments, Inc. ("Taika") pursuant to a Securities Lending Agreement between the Company and Taika. In accordance with the terms of this agreement, the Company is obligated to pay interest on the value of shares borrowed (assuming a value of $1.00 per share) based on the LIBOR rate plus 50 basis points, and was obligated to return any borrowed shares by November 30, 2004. In January, the Company received a one-year extension, to November 30, 2005, of the date by which any borrowed shares must be returned. In the event of default, the Company has agreed to file a Registration Statement and to return any shares, within 72 hours, which had not previously been returned by the due date. As of December 31, 2004 the Company had borrowed a total of 1,550,000 shares pursuant to this agreement, and the Company had accrued interest expense totaling $41,935.

         In January 2005, HIT Credit Union returned 750,000 of the borrowed shares.

ACCUMULATED COMPREHENSIVE INCOME (LOSS)

         The following chart depicts the changes in the accumulated comprehensive income/(loss) for periods ending December 31, 2004 and 2003:

                                                                       2004             2003
                                                                       ----             ----
          Change in Accumulated Comprehensive Income/(Loss)

                  Unrealized loss from marketable securities        (792,009)               --
                                                                   ==========        ==========
          Total Accumulated Comprehensive Income/(Loss)             (792,009)               --

         The loss was incurred as a result of the write down of the Marketable Securities to market on December 31, 2004. Refer to Note 11 - Preferred Stock section for more detail on this transaction.

FUNDING ENTERED INTO SUBSEQUENT TO DECEMBER 31, 2004

         In January 2005, the Company entered into convertible debenture agreements with an aggregate principal balance of $4,845,000, and received net proceeds of $4,569,500, after subtracting related placement agent fees and expenses totaling $275,500. The notes bear interest, at an annual rate of 8%, which is due and payable quarterly beginning March 31, 2005. The principal balance of the note, plus any accrued and unpaid interest is due and payable on January 14, 2015, provided however, that on or after January 14, 2008 the Company, at the option of the note holder, may be obligated to repurchase the note at a price equal to 100% of the outstanding principal and interest. The outstanding principal of the debentures may be converted into shares of the Company's common stock, at the option of the note holder, based on an initial conversion price of $0.35 per share, subject to adjustment as defined in the agreement. In addition, the note holders received warrants to purchase 4,845,000 shares of the Company's common stock, exercisable through January 14, 2010 at an exercise price of $0.40 per share.

         In January 2005 the October debenture agreements with Libertyview Special Opportunities Fund, L.P., Gamma Opportunity Capital Partners, LP, Bridges & Pipes, LLC, and Little Gem Life Sciences Fund, LP, were replaced with a new convertible debenture agreements in order to conform the terms of the October agreements to the terms of new convertible debenture agreements entered into in January 2005 with an aggregate principal balance of $7,695,000. Under the replacement agreements, the maturity dates of the debentures were extended to January 14, 2015, and other principal terms (i.e. interest rate, conversion price, warrants issued and warrant exercise price) remained the same as in the October agreements described above.

PREFERRED STOCK

         In October 2004 the Company issued 450,000 shares of Series A Convertible Preferred Stock ("Series A Shares") to Langley Park Investments, PLC, a United Kingdom corporation ("Langley"). The Company issued the Series A Shares in exchange for 2,477,974 newly issued Ordinary Shares of Langley, with an agreed initial value of (pound)1.00 (pound) per share. The commission payable in conjunction with the sale was 10% of the issued shares, or 247,797 shares, leaving 2,230,177 shares available to VisiJet. Consummation of the transaction was subject to admission of the Langley shares to the London Stock Exchange ("LSE"), which occurred on September 30, 2004 and the initiation of trading on the LSE, which began on October 8, 2004. The value of these shares to VisiJet on October 8 was $1,382,989 net of commission of $153,665. On December 31, 2004, the shares were valued at $590,980.

         In accordance with the agreement with Langley, the Company may sell the shares received by it in the open market on the LSE at any time. During the first quarter of 2005, the Company sold a portion of the shares, as follows:

         Sales of Langley Shares

         Date of Sale    # of Shares Sold    Gross Proceeds        Fees        Net Proceeds
         ------------    ----------------    --------------        ----        ------------
           1/12/05             500,000       $  135,531.50       $ 736.11      $  134,795.39
           2/24/05             500,000          158,120.00         849.13         157,270.87
           3/4/05              500,000          158,416.50         851.16         157,564.34
           3/11/05             100,000           30,872.00         214.18          30,657.82
           3/24/05             630,177          181,698.93         968.08         180,730.85
                            ----------       -------------      ---------      -------------
           Total             2,230,177       $  664,638.93      $3,618.66      $  661,020.27
                            ==========       =============      =========      =============

PLAN OF OPERATIONS

GENERAL

         In 2004 VisiJet began to transition from a research and development organization to a product marketing and distribution company as a result of the initiation of sales of our EpiLift and LasiTome product lines, for which we acquired world-wide marketing and distribution rights through a licensing agreement finalized in the second quarter of the year. During the next twelve months our efforts will be aimed at completing this transition as we pursue our goals of initiating product sales of one or both of our two products under development, achieving continued revenue growth and achieving profitability.

SALES AND MARKETING ACTIVITY

         In connection with the introduction of our EpiLift and LasiTome products in 2004, the Company established a sales organization in the United States consisting of four direct employees and eight independent sales representatives, and a network of distributors providing us marketing and distribution capabilities in most major industrialized countries. Sales and marketing efforts during the next twelve months will be increased significantly in connection with promotional activities related to the EpiLift product line, and the anticipated market introduction during 2005 of our Pulsatome and during 2006 for the Hydrokeratome products currently under development. Planned activities during this period relating to EpiLift include the training and support of our direct sales force and distributor network, our attendance and participation at 4-5 major ophthalmic industry trade shows, production of promotional and training videos and production and placement of media advertising. Activities during this period relating to our other products under development will be dependent on progress achieved in the remaining required development, testing and regulatory activities. Budgeted expenses for sales and marketing during the next twelve months are approximately $3.8 million.

PROPERTY, PLANT AND EQUIPMENT

Computers and Software:

         In order to facilitate our expected growth, and to accommodate our information systems requirements, we are planning to upgrade our systems with new computer hardware and software during the first and second quarter of 2005. In connection with this upgrade, we anticipate utilizing approximately $125,000 to purchase required servers and desk top computers, and approximately $50,000 to purchase new enterprise-wide software.

Research and Product Development and Testing:

         In order to support our planned research and product development activities, we anticipate the following capital expenditures during the first and second quarter of 2005:

         Machine shop equipment                             $    50,000
         Laboratory equipment                                    50,000
         Quality assurance and testing equipment                 50,000
         Engineering and product development software            30,000
                                                            -----------
         Total research, product development and testing    $   180,000
                                                            ===========

EMPLOYEE ADDITIONS

         To support projected company growth and increased emphasis on sales, marketing, distribution and customer training/support, we anticipate hiring a total of 8 new employees during the next twelve months. Annualized incremental expenses related to salaries and benefits for the new employees to be hired during this period are estimated to be approximately $1.1 million, and we expect to hire the majority of these new employees during the second and third quarters of 2005.

New Employee Breakdown:

                                                Headcount
    Department                                  Additions
    ----------                                  ---------

Sales and marketing                                 4
Customer service                                    1
Research and development                            1
Warehouse and distribution                          1
Accounting and administration                       1
                                                  -----
  Total                                             8

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE PLANS AND RESULTS

         Planned activities and projected expenditures discussed above are contingent on our obtaining sufficient funding, as well as on the success of our sales efforts related to licensed products, and progress made in our efforts to complete development and obtain regulatory clearance for marketing of our internally developed products.

         In addition, see "Risk Factors."


ITEM 7. FINANCIAL STATEMENTS

         See Financial Statements following Item 14 of this Annual Report on Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Inapplicable


ITEM 8A. CONTROLS AND PROCEDURES

         Our Chief Executive Officer and our Treasurer, referred to in this context as certifying officers, are responsible for the establishing and maintaining our disclosure controls and procedures. Such officers have concluded (based on the evaluation conducted of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to our management as appropriate, to allow timely decisions regarding required disclosure. The certifying officers also have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses


ITEM 8B. Other Information

         Inapplicable


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The officers and directors of VisiJet are as follows:

                                                                        Director
Name                            Age   Position                          Since
----                            ---   --------                          -----

Richard H. Keates, M.D.(1)(2)   72    Chairman of the Board             2003
                                      of Directors

Randal A. Bailey                62    President, Chief Executive
                                      Officer and a Director            2003

Laurence M. Schreiber           64    Chief Operating Officer,          2003
                                      Secretary, Treasurer and
                                      a Director

Adam Krupp(1)(2)                42    Director                          2003

Norman Schwartz(1)(2)           62    Director                          2003

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

         Mr. Bailey has served as President of VisiJet since February 2003, and was appointed to the Board of Directors in September 2003. Between 1995 and 2003 he had been affiliated with VisiJet's predecessors in an executive management capacity. He has more than twenty-five years experience in management roles at both medical device and pharmaceutical companies. From 1991 to 1995, Mr. Bailey was the leader of the sales organization of Pharmacia Ophthalmics, Inc. Between 1989 and 1991, Mr. Bailey was the Vice President of Sales and Marketing for Novoste, Inc. (NASDAQ) a start up cardiovascular company. Mr. Bailey was a co-founder and Vice President of Sales and Marketing for Chiron Vision, Inc., which was acquired by Bausch & Lomb in 1997. Chiron Vision, now Bausch & Lomb Surgical, is a leader in the manufacturing and sales of ophthalmic devices worldwide. From 1980 to 1986 Mr. Bailey was the initial Vice President of Sales and Marketing for Allergan Medical Optics, Inc.

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

         Mr. Schwartz has been a member of the board of directors since February 2003, and has served as VisiJet's contract and legal coordinator since March 2003. Mr. Schwartz has over thirty years of experience in providing legal and financial advice to individuals and companies. He has acted as Chief Financial Officer and president of several companies, both public and private, including Acubid International, Ameritrust, and Farm Energy Corp. He served on the Board of International Acuvision Systems, a public company that developed and patented vision Training equipment. He is an member of the Arizona Bar Association. Mr. Schwartz graduated from Arizona State University, completed his JD at the University Of Arizona, and received his LLM in taxation from New York University.

         Directors hold office until a successor is elected and qualified or until their earlier resignation in the manner provided in the Bylaws.

Scientific Advisor

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities (the "10% Stockholders"), to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Officers, directors and 10% Stockholders of the Company are required by Commission regulation to furnish the Company with copies of all Section 16(a)forms so filed.

         Based solely upon a review of filings made and other information available to it, the Company believes that each of the Company's present Section 16 reporting persons filed all forms required of them by Section 16(a) during the year 2004.

AUDIT COMMITTEE

         Currently, the Company's Audit Committee of the Board of Directors is comprised of three directors, as noted above. The Audit Committee held no meetings during 2004.

CODE OF ETHICS

         The Company has adopted the Code of Ethics attached as Exhibit 14 to this Form 10-KSB for its officers and directors.


ITEM 10. EXECUTIVE COMPENSATION

         The following table summarizes the annual compensation paid to our named executive officers during the three years ended December 31, 2004:

                                                                                     Long Term Compensation
                                                                               -----------------------------------
                                                     Annual Compensation                      Awards
                                            ---------------------------------- ----------------------------------- -----------------
                                                                  Other Annual
                                                                  Compensation    Restricted        Securities         All Other
Name and Principal Position           Year  Salary ($)  Bonus ($)      ($)       Stock Awards   Underlying Options   Compensation
----------------------------------- ------- ---------- ---------- ------------ --------------- ------------------- -----------------
Randal A. Bailey,                     2004    172,500      -                -         -              200,000             45,305
President and Chief                   2003    165,000      -            6,800         -              200,000             62,500
Executive Officer (1)(2)              2002          -      -                -         -                    -                  -


Laurence M. Schreiber,                2004    225,000      -                -         -              200,000                  -
Chief Operating Officer,              2003     97,000      -           22,500         -              200,000                  -
Treasurer, Secretary (2) (3)          2002          -      -                -         -                    -                  -


Larry Hood,                           2004    129,375      -                -         -               75,000                  -
Director of Research and              2003    122,500      -                -         -               75,000             83,333
Development, Chief Engineer (1)(2)    2002          -      -                -         -                    -                  -

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

         (3) Mr. Schreiber's salary for 2004 includes back pay of $85,000 that was accrued under the merger agreement in the amount $5,000 per month until July of 2004.

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

         As of December 31, 2004, a total of 2,470,000 options to purchase shares of our common stock were outstanding pursuant to the 2003 Option Plan.

         The following table summarizes information concerning stock options granted during the fiscal year ended December 31, 2004 to the named executive officers:

                                        Percent of
                                        Total
                        Number of       options/SARs
                        Securities      granted
                        underlying      to           Exercise
                        options/SARs    employees    or base
                        granted         in fiscal    price       Expiration
Name                    (#)             year         ($/Sh)      date
--------------------------------------------------------------------------------

Randal A. Bailey         200,000         17.17%      $1.10     November 10, 2013
Randal A. Bailey         200,000         14.60%      $0.40     October 20, 2014
Laurence M. Schreiber    200,000         17.17%      $1.10     November 10, 2013
Laurence M. Schreiber    200,000         14.60%      $0.40     October 20, 2014

          No named executive officer exercised options in the fiscal year ended December 31, 2004. The following table presents the number and values of exercisable and unexercisable options as of December 31, 2004:

                                   Number of
                                  securities                   Value of
                                  underlying                unexercised in-
                                  unexercised                  the-money
                                options/SARS at             options/SARs at
                                   FY-end (#)                  FY-end ($)
 Name                      Exercisable/Unexercisable   Exercisable/Unexercisable
--------------------------------------------------------------------------------
Randal A. Bailey                50,000/350,000                  $0/$0
Laurence M. Schreiber           50,000/350,000                  $0/$0


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table below lists the beneficial ownership of our common stock, as of December 31, 2004, by each person known by us to be the beneficial owner of more than 5% of our common stock, by each of our directors and officers, and by all of our directors and officers as a group.

  Name and Address of                  Number of Shares              Percent
   Beneficial Owner                  Beneficially Owned(1)(2)        of Class
-------------------------------------------------------------------------------

Liberty View Special (4)                5,118,571                     15.09%
  Opportunities Fund
111 River Street, Suite  1000
Hoboken, NJ 07030

Lance Doherty                           4,585,758(3)                  15.43%
9342 Jeronimo Road
Irvine, CA 92618

Financial Entrepreneurs, Inc. (5)       3,383,001(3)                  11.66%
300 South 4th Street
Las Vegas, Nevada 89101

David E. Eisenberg Trust (6)            2,950,000(3)                   9.70%
520 Madison, 38th Floor
New York, NY 10022

Bushido Capital Master Fund LP(7)       2,708,572                      8.67%
275 Seventh Avenue, Suite 2000
New York, NY 10022

Alpha Capital Aktiengesellschaft(8)     2,392,857                      7.68%
Pradafant 7
Furstentums 9490
Vaduz Liechtentstein

Bridges & Pipes LLC (9)                 2,384,285                      7.68%
830 #rd Avenue, 14th Floor
New York, NY 10022

Taika Investments, Inc.(10)             2,200,000                      7.61%
Calle Los Mangos C/Alameda
Edificio Los Mangos PB
OFC 1 y 2
La Campina
Caracas 1030
Venezuela

Lewis Family Interest, LP (11)          1,975,000(3)                   6.66%
520 Madison, 38th Floor
New York, NY 10022

Randal A. Bailey **                       510,357(3)                   1.76%
192 Technology, Suite Q
Irvine, CA 92618

Richard H. Keates, M.D.**                 425,000(3)                   1.45%
20 Sutton Place South
New York, NY 10022

Laurence Schreiber**                      243,478(3)                     *
192 Technology, Suite Q
Irvine, CA 92618

Norman Schwartz**                         125,664(3)                     *
192 Technology, Suite Q
Irvine, CA 92618

Adam Krupp**                               50,000(3)                     *
535 Eighth Avenue, 14th Floor
New York, NY 10018

All directors and executive
 officers as a group (5 persons)        1,354,499(3)                  4.60%


* Denotes less than one percent. ** Denotes Member of the Board of Directors.

(1) Except as set forth, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.
(2) Applicable percentage of ownership is based on 28,909,663 shares outstanding as of December 31, 2004, together with applicable warrants, options and convertible debt for such stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Shares subject to options, warrants and convertible debt currently exercisable/convertible or exercisable/convertible within 60 days after December 31, 2004 are included in the number of shares beneficially owned and are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other stockholder.
(3) Includes shares issuable upon exercise of currently exercisable options or warrants, or conversion of debt.
(4)  Controlled by Ryan Hay.
(5)  Controlled by Norton Cooper
(6)  Controlled by David E. Eisenberg
(7)  Controlled by Louis Rabman
(8)  Controlled by Konrad Ackerman
(9)  Controlled by David Fuchs
(10) Controlled by Carlos Fernandez
(11) Controlled by Peter C. Lewis

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Financial Entrepreneurs Incorporated ("FEI"), which beneficially owns in excess of 5% of the outstanding shares of common stock of the Company, has funded certain expenditures of the Company. In April 2002, the Company issued a Promissory Note to FEI for amounts loaned to the Company, bearing an interest rate of 7.5% per annum. On December 31, 2003, the amount due to related parties in the Company's balance sheet amounted to $278,659, including accrued interest of $28,534.

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

         During 2003, the Company paid finders' fees totaling $52,500 to FEI in connection with amounts raised through private equity placements by the Company. In addition, during 2003 the Company recorded consulting expenses totaling $75,000 to FEI that were added to an outstanding note payable, and reimbursed it for travel expenses related to business of the Company totaling $19,279.

         During 2004, FEI loaned VisiJet $229,361 of which $200,600 was paid creating a balance at December 31, 2004 of $330,749 including accrued interest of $51,863. The Company paid finders fees of $15,000 and reimbursed travel expenses of $15,593 to FEI of which $656 was included in accounts payable at December 31, 2004. In March 2005, the Company received a notice from FEI for the payment in full of the note. This is not a demand note and the Company is currently in negations for resolution in this matter and believes there will be an amicable resolution.

         In June 2004, the Company and FEI entered into an agreement pursuant to which the corporation agreed to loan the Company shares of the Company's common stock owned by the corporation for use by the Company as collateral in subsequent financing transactions. In return, the Company agreed to reduce the exercise price of 1,543,000 warrants previously issued to the corporation from $5.00 per share to $1.00 per share. In connection with the warrant re-pricing the Company recorded a non-cash expense of $546,403 during the second quarter based on a Black-Scholes model valuation. As of December 31, 2004 all shares borrowed by the Company from the corporation pursuant to this agreement had been returned to the corporation.

         In February of 2003, the Company issued 164,319 shares of Common Stock to Randal A. Bailey, its President and Chief Executive Officer, in cancellation of $350,000 of unpaid salary. The Company also issued Mr. Bailey a two year promissory note for $150,000 in satisfaction of unpaid salary. The note bears interest at a rate of 3.5% per annum, and calls for twenty-four equal monthly installments. As of December 31,2004, the current amount due to Mr. Bailey was $48,415, including $7,012 of accrued interest.

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

         During August 2004, the company increased the monthly payments to Norman Schwartz's company to $6,500 per month up from $5,000. As a result, total consulting fees and related expenses paid during 2004 were $66,750 and $4,051, respectively, of which $4,763 was included in Accounts Payable at December 31, 2004. On March 1, 2005, the company signed a two year contract with Norman Schwartz's company increasing the monthly fee to $7,500 per month.

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

         In January 2004, the Company revised the contract with Dr. Keates increasing his monthly consulting fees to $15,000 and reimbursement of related business expenses. Through December 31, 2004, consulting fees and related expenses totaling $180,000 and $26,784, respectively, were recorded pursuant to this agreement, of which $30,398 is included in accounts payable at December 31, 2004.

         In February 2003, the Company paid consulting fees in the amount of $110,000 to a corporation controlled by Peter Lewis and David Eisenberg, two shareholders, each of whom own beneficially in excess of 5% of the outstanding shares of common stock of the Company, related to services provided in connection with the finalization of the Merger Agreement. In April 2003, the Company entered into a consulting agreement with this corporation, pursuant to which it is entitled to receive a monthly fee of $15,000; however, payment of accrued fees is not due until such time as the Company has a minimum cash balance of $2.5 million.. During 2003, the Company recorded finders' fee expenses totaling $30,000 for amounts earned by Peter Lewis and the corporation in connection with private equity placements by the Company. Of the total finders' fees earned, $15,000 was paid during 2003 and $15,000 is included in accrued expenses at December 31, 2003. Through December 31, 2004 a total of $315,000 in fees has been expensed and accrued pursuant to this agreement.

         In July 2003, Richard H. Keates, M.D., a director of the Company, purchased 100,000 shares of the Company's common stock in a private placement of equity securities for $100,000. In connection with this investment, Dr. Keates also received 100,000 5-year warrants to purchase common stock at an exercise price of $2.25.

         In November 2003, directors Richard H. Keates, M.D., Norman Schwartz, and Adam Krupp were granted 200,000, 75,000 and 25,000 10-year options, respectively, to purchase shares of the company's common stock at an exercise price of $1.10. In October 2004, directors Richard H. Keates, M.D., Norman Schwartz, and Adam Krupp were granted 200,000, 100,000 and 25,000 10-year options, respectively, to purchase shares of the company's common stock at an exercise price of $0.40.


ITEM 13. EXHIBITS

Exhibit No.   Exhibit Description
-----------   -------------------

2.1 Second Amended and Restated Agreement and Plan of Merger, dated December 20, 2002 among Ponte Nossa Acquisition Corp., VisiJet,Inc., and VisiJet Acquisition Corporation (1)

2.2 Amendment No. 1, dated January 15, 2003, to Second Amended and Restated Agreement and Plan of Merger (2)

3.1           Restated Certificate of Incorporation of the Company (3)

3.2 Certificate of Designation of Rights and Preferences of Series A 0% Convertible Preferred Stock (9)

3.3           Certificate of Amendment of Certificate of Incorporation (9)

3.4           Amended and Restated Bylaws (4)

10.1 Patent License Agreement between SurgiJet, Inc. and VisiJet, Inc.,dated October 23, 1998 (4)

10.2          Amendment No. 1 to Patent License Agreement, dated November 6,
              2002 (3)

10.3 Technology License Agreement between SurgiJet, Inc. and VisiJet, Inc., dated October 23, 1998 (4)

10.4          Amendment No. 1 to Technology License Agreement, dated 2002 (3)

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

10.7          Warrant, dated February 11, 2003, issued to PCL Associates (4)

10.8          Warrant, dated February 11, 2003, issued to David E. Eisenberg
              Trust (4)

10.9          Warrant, dated February 11, 2003, issued to Laurence Schreiber (4)

10.10 Warrant, dated February 11, 2003, issued to Financial Entrepreneurs Incorporated (4)

10.11         Form of Stock Purchase Warrant Used in February 2004 Private
              Placement(5)

10.12 Form of 24% Secured Subordinated Debenture Used in February 2004 Private Placement(5)

10.13 Securities Purchase Agreement, dated June 24, 2004, between the Company, Bushido Capital Master Fund, L.P. and Bridges & Pipes, LLC (6)

10.14 Form of Convertible Debenture Issued Pursuant to June 24, 2004 Stock Purchase Agreement (6)

10.15 Form of Warrant (stepped price) issued pursuant to June 24, 2004 Stock Purchase Agreement (6)

10.16 Form of Warrant (fixed price) issued pursuant to June 24, 2004 Stock Purchase Agreement (6)

10.17 Registration Rights Agreement, dated June 24, 2004, between the Company, Bushido Capital Master Fund, L.P. and Bridges & Pipes, LLC (6)

10.18 Pledge and Escrow Agreement, dated June 24, 2004, between the Company, Bushido Capital Master Fund, L.P., Bridges & Pipes, LLC, and Tarter Krinsky & Drogin LLP, as Escrow Agent (6)

10.19 Term Credit Agreement, dated May 6, 2004, between the Company and HIT Credit Union (7)

10.20 Form of $750,000 Term Note, dated May 6, 2004, issued by the Company to HIT Credit Union(7)

10.21 Security Agreement, dated May 6, 2004, between the Company and HIT Credit Union(7)

10.22 Stock Purchase Agreement, dated May 6, 2004 between the Company, Platinum Long Term Growth LLC and Rock II, LLC (7)

10.23 10% Convertible Debenture for $550,000,dated May 6, 2004, issued by the Company to Platinum Long Term Growth LLC (7)

10.24 10% Convertible Debenture for $250,000,dated May 6, 2004, issued by VisiJet, Inc., to Rock II, LLC (7)

10.25 Warrant To Purchase 366,666 Shares of Common Stock of the Company, issued to Platinum Long Term Growth LLC (7)

10.26 Warrant To Purchase 166,667 Shares of Common Stock of the Company, issued to Rock II, LLC (7)

10.27 Form of Registration Rights Agreement, dated May 6, 2004 between the Company, Platinum Long Term Growth LLC and Rock II, LLC (7)

10.28 Manufacturing, Supply and Distribution Agreement, dated May 7,2004 between the Company and Gebauer Medizintechnik GmbH (7)

10.29 Securities Purchase Agreement, dated July 23, 2004 between the Company and Libertyview Special Opportunities Fund, LP (7)

10.30 8% Convertible Note for $1,000,000, dated July 23, 2004, issued by the Company to Libertyview Special Opportunities Fund, LP (7)

10.31 Warrant To Purchase 750,000 Shares of Common Stock of Company, issued to Libertyview Special Opportunities Fund, LP (7)

10.32 Registration Rights Agreement, dated July 23, 2004, between the Company and Libertyview Special Opportunities Fund, LP (7)

10.33 Convertible Preferred Stock Purchase Agreement, dated August 24, 2004 between the Company and Langley Park Investments PLC

10.34 Securities Purchase Agreement, dated October 6, 2004, between the Company and certain investors relating to $885,000 in convertible debentures (8)

10.35 Form of Convertible Debenture issued under October 6, 2004 Securities Purchase Agreement (8)

10.36 Form of Stock Purchase Warrant issued under October 6, 2004 Securities Purchase Agreement (8)

10.37 Registration Rights Agreement, dated October 6, 2004 between the Company, Bushido Capital Master Fund L.P., Bridges & Pipes LLC, Libertyview Special Opportunities Fund, LP, Gamma Opportunity Capital Partners LP, Blue Fin Partners, Inc. and Little Gem Life Sciences Fund, LLC (8)

10.38 Amendment To Securities Purchase Agreement dated October 6, 2004 between the Company, Gamma Opportunity Capital Partners L.P., Bridges & PIPES LLC, Libertyview Special Opportunities Fund, LP, Blue Fin Partners, Inc. and Little Gem Life Sciences Fund, LLC (8)

10.39 Securities Purchase Amendment Agreement dated October 7, 2004, between the Company, Bushido Capital Master Fund L.P., Bridges & Pipes LLC, and Libertyview Special Opportunities Fund, LP (8)

10.40 Amended Convertible Debenture, dated October 7, 2004, issued to Bridges & Pipes LLC (8)

10.41 Amended Convertible Debenture, dated October 7, 2004, issued to Bushido Capital Master Fund LP (8)

10.42 $1,000,000 Convertible Note, dated July 23, 2004, as amended October 6, 2004, issued to Libertyview Special Opportunities Fund, LP (8)

10.43 Warrant to Purchase 750,000 shares, dated October 6, 2004, issued to Libertyview Special Opportunities Fund, LP (8)

10.44 Warrant to Purchase 250,000 shares, dated October 6, 2004, issued to Libertyview Special Opportunities Fund, LP (8)

10.45 Patent License Agreement, dated September 17, 2003, between the Company and Robert M. Campbell, M.D. (9)

10.46 Subscription Agreement, dated December 30, 2005 between the Company and Alpha Capital Aktiengesellschaft (9)

10.47         Form of International Distributor Agreement (9)

10.48         Form of Securities Purchase Agreement used in January 2005
              Financing (9)

10.49         Form of Convertible Debenture used in January 2005 Financing (9)

10.50         Form of Stock Purchase Warrant used in January 2005 Financing(9)

10.51 Amended and Restated Registration Rights Agreement, dated January 14, 2005, between the Company and the Investors named therein(9)

10.52 Amended and Restated Security Agreement, dated January 14, 2005, between the Company and the Investors named therein (9)

14            Code of Ethics(5)

31.1 Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2          Certificate of Treasurer (principal financial officer) pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2          Certificate of Treasurer (principal financial officer) pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002

---------------
(1) Incorporated by reference from Report on Form 8-K of the Company, filed January 7, 2003

(2) Incorporated by reference from Report on Form 8-K of the Company, filed February 14, 2003

(3) Incorporated by reference from Quarterly Report on Form 10-QSB of the Company for the quarter ended June 30, 2003, filed August 15,2003

(4) Incorporated by reference from Annual Report on Form 10K-SB of the Company for the year ended December 31, 2002, filed on April 14, 2003.

(5) Incorporated by reference from Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, filed April 14, 2004.

(6) Incorporated by reference from Report on Form 8-K of the Company, dated June 24, 2004, filed on

(7) Incorporated by reference from Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, filed on August 18, 2004.

(8) Incorporated by reference from Registration Statement on Form SB-2 (Registration No. 333-120449), filed on November 12, 2004.

(9) Incorporated by reference from Amendment No. 1 to Registration Statement on Form SB-2 (Registration No. 333-120449), filed on February 15, 2005.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Summarized below is the aggregated amount of various professional fees billed by our principal accountants, Peterson & Co., LLP with respect to the last two fiscal years:

                                                           2004          2003
                                                         ---------     ---------
Audit fees                                              $ 105,182     $  94,348
Audit - related fees                                       14,145        12,913
Tax fees                                                    4,040        12,163
All other fees, including tax
    consultation and preparation                               --            --
                                                        ---------     ---------
                                                        $ 123,367     $ 119,424

     All audit fees were approved by our audit committee and board of directors. Peterson & Co. did not provide any non-audit services other than tax services to the Company.

                                  VisiJet, Inc.

                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM..................  F-1

FINANCIAL STATEMENTS

         BALANCE SHEETS..................................................  F-2

         STATEMENTS OF OPERATIONS........................................  F-3

         STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME.....  F-4

         STATEMENTS OF CASH FLOWS........................................  F-5

         NOTES TO FINANCIAL STATEMENTS...................................  F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
VisiJet, Inc.

We have audited the accompanying balance sheets of VisiJet, Inc. as of December 31, 2004 and 2003, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VisiJet, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                             Peterson & Co., LLP

San Diego, California
March 31, 2005

                                                       VisiJet, Inc.

                                                       Balance Sheet


                                                                                       December 31,          December 31,
                                                                                          2004                  2003
                                                                                     ---------------       ---------------
                                                                                                              (Audited)
ASSETS

Current assets:
     Cash and cash equivalents                                                       $        22,946       $        35,879
     Marketable securities                                                                   590,980                    --
     Accounts receivable                                                                     180,145                    --
     Inventory                                                                               634,430                    --
     Prepaid expenses                                                                        209,429                68,749
     Prepaid royalty                                                                              --                20,000

                                                                                     -------------------------------------
        Total current assets                                                               1,637,930               124,628

     Property and equipment, net                                                              87,798               104,440
     Distribution agreement                                                                1,654,218                    --
     Patents and trademarks, net                                                              87,795                97,244
                                                                                     -------------------------------------


        Total assets                                                                 $     3,467,741       $       326,312
                                                                                     =====================================

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
     Accounts payable                                                                        889,992               679,885
     Customer deposits                                                                        49,198                    --
     Compensation settlement agreement - current portion                                      66,402                86,708
     Accrued interest                                                                        277,785               109,232
     Accrued expenses                                                                      1,043,516               481,106
     Royalty payable                                                                          15,000                60,000
     Notes payable to related parties                                                        847,660               681,442
     Notes payable                                                                            10,000                14,000
     Convertible debenture debt, net                                                         897,655                    --
     Secured debenture debt, net                                                           1,194,830                    --
                                                                                     -------------------------------------
        Total current liabilities                                                          5,292,038             2,112,373

     Compensation settlement agreement, net of current portion                                    --                17,458
     Notes payable to related parties, net of current portion                                     --                87,144
     Convertible debenture debt - long term, net                                           1,333,601                    --
     Series A convertible preferred stock, 450,000 shares issued and outstanding at December 31, 2004, net of unamortized
        discount of $1,031,250 (redemption value $4,500,000)
        no shares issued or outstanding at December 31, 2003                                 505,404                    --
                                                                                     -------------------------------------
        Total liabilities                                                                  7,131,043             2,216,975
                                                                                     -------------------------------------

Shareholders' deficit:
     Preferred stock, $.001 par value; 10,000,000 shares authorized; 450,000 issued and outstanding at December 31,2004 included in Series A convertible preferred stock above. No shares issued or outstanding
        at December 31, 2003                                                                      --                    --
     Common stock, 50,000,000 shares authorized, $.001 par value,
        28,909,662 shares issued and outstanding at December 31, 2004,
        and 21,691,163 shares issued and outstanding at December 31, 2003                     28,910                21,691

     Additional paid in capital                                                           19,786,546             7,845,365
     Common stock subscriptions                                                                   --             1,018,500
     Accumulated comprehensive loss                                                         (792,009)                   --
     Accumulated deficit                                                                 (22,686,749)          (10,776,219)

                                                                                     -------------------------------------
        Shareholders' deficit                                                             (3,663,303)           (1,890,663)

                                                                                     -------------------------------------
Total liabilities and shareholders' deficit                                          $     3,467,741       $       326,312
                                                                                     =====================================


                        The accompanying notes are an integral part of these financial statements

                                                            F-2

                                     VisiJet, Inc.

                                Statements of Operations


                                                           Twelve months ended
                                                  December 31, 2004   December 31, 2003
                                                  -----------------   -----------------
Sales - International                             $     1,725,435       $            --

Cost of Goods Sold                                        787,397                    --

                                                  -------------------------------------
Gross Profit                                              938,038                    --
                                                  -------------------------------------
Operating expenses:
      General and administrative expenses               8,737,724             3,736,604
      Research and development expenses                   695,100             1,256,259
                                                  -------------------------------------
          Total operating expenses                      9,432,824             4,992,863
                                                  -------------------------------------

Loss from operations                                   (8,494,786)           (4,992,863)

Other income (expense):
      Interest income                                          --                   455
      Amortization of debt discount                    (1,278,841)                   --
      Interest expense                                   (392,251)              (56,247)
      Beneficial conversion                            (1,671,550)                   --
      Gain on debt restructure                             21,448                90,303
                                                  -------------------------------------
          Total other expense                          (3,321,194)               34,511
                                                  -------------------------------------

Loss before provision for taxes                       (11,815,980)           (4,958,352)
Provision for Income taxes                                    800                   800

                                                  -------------------------------------
Net loss                                              (11,816,780)           (4,959,152)
                                                  -------------------------------------
Preferred stock dividends and accretions                  (93,750)                   --

                                                  -------------------------------------
Net loss available to common shareholders         $   (11,910,530)           (4,959,152)
                                                  =====================================

Net loss per common share - basic and diluted     $         (0.45)      $         (0.27)
                                                  =====================================

Basic and diluted weighted average
  number of common shares outstanding                  26,688,583            18,606,352
                                                  =====================================


       The accompanying notes are an integral part of these financial statements

                                          F-3

                                                   VisiJet, Inc.

                      Consolidated Statement of Shareholders' Equity and Comprehensive Income

                                      Preferred A Stock            Common Stock                        Additional
                                    -------------------------------------------------   Common Stock     Paid In
                                      Shares      Amount        Shares       Amount     Subscriptions    Capital
                                    ------------------------------------------------------------------------------
                                    ------------------------------------------------------------------------------
Balance,
  December 31, 2002                  504,252   $ 2,458,088     7,997,735   $ 615,248            --             --
                                    ==============================================================================
Common stock issued for
  consideration of
  merger, net of shares
  cancelled                               --            --     6,084,000       6,084            --   $      8,058
Common stock issued in
  connection with
  private placement and
  debt conversion                         --            --     3,528,481       3,528            --      1,130,152
Common stock issued upon
  conversion of
  preferred shares                  (504,252)   (2,458,088)      826,530    (606,424)           --      3,064,512
Common stock issued in
  connection with debt
  conversion                              --            --       378,997         379            --        378,618
Common stock issued in
  connection with
  settlement agreements                   --            --       211,267         211            --        449,789
Common stock issued for
  services                                --            --        60,069          60            --          1,141
Common stock canceled                     --            --      (204,409)       (204)           --            204
Common stock issued in
  connection with post-
  merger private
  placements                              --            --     2,712,500       2,712            --      2,689,778
Costs of private
  placements                              --            --            --          --            --       (228,700)
Common stock given for
  services                                --            --       150,000         150            --        224,850
Common stock
  subscriptions                           --            --            --          --   $ 1,018,500             --
Merger shares
  reconciliation                          --            --       (54,007)        (54)           --             54
Warrants issued for
  services                                --            --            --          --            --         33,483
Options issued for
  services                                --            --            --          --            --         93,427
Net Loss                                  --            --            --          --            --             --
                                    ------------------------------------------------------------------------------
Balance,
  December 31, 2003                       --   $        --    21,691,163   $  21,691   $ 1,018,500   $  7,845,366
                                    ==============================================================================
Common stock issued in
  connection with
  private placements                      --            --       585,000         585            --        584,415
Costs of private
  placements                              --            --            --          --            --        (58,500)
Common stock given for
  services                                --            --     2,730,000       2,730            --      2,509,370
Common stock
  subscriptions                           --            --       998,500         999    (1,018,500)     1,017,501
Common stock issued for
  distribution agreement                  --            --       750,000         750            --        711,750
Common stock issued with
  debt agreements and
  collateral                              --            --     1,303,571       1,304            --        266,090
Common stock issued with
  debt default and
  penalties                               --            --       611,428         611            --        378,603
Common stock issued with
  litigation settlements                  --            --       240,000         240            --        125,010
Warrants issued with
  secured and
  convertible debt                        --            --            --          --            --      1,679,379
Warrants issued for debt
  modification                            --            --            --          --            --        866,017
Warrants issued for debt
  guarantee                               --            --            --          --            --        546,403
Warrants issued for
  services                                --            --            --          --            --        205,903
Warrants issued for
  commissions                             --            --            --          --            --        282,183
Adjustment for
  beneficial conversion
  - convertible debt                      --            --            --          --            --      1,671,550
Adjustment for
  beneficial conversion
  - preferred stock                       --            --            --          --            --      1,125,000
Accumulated
  Comprehensive
  Adjustment                              --            --            --          --            --             --
Stock Option Expense                      --            --            --          --            --         30,506
Net Loss                                  --            --            --          --            --             --
                                    ------------------------------------------------------------------------------
Balance,
  December 31, 2004                       --   $        --    28,909,662   $  28,910   $        --   $ 19,786,546
                                    ==============================================================================

(CONTINUED ON NEXT PAGE)

                     The accompanying notes are an integral part of these financial statements

                                                       F-4a

                                  VisiJet, Inc.

     Consolidated Statement of Shareholders' Equity and Comprehensive Income
                                  (CONTINUED)

                                                                     Net
                                        Other                    Shareholders'
                                    Comprehensive   Accumulated     Equity
                                        Loss          Deficit      (Deficit)
                                    ------------------------------------------

                                    ------------------------------------------
Balance,
  December 31, 2002                 $        --   $ (5,817,067)  $ (2,743,731)
                                    ==========================================
Common stock issued for
  consideration of
  merger, net of shares
  cancelled                                  --             --         14,142
Common stock issued in
  connection with
  private placement and
  debt conversion                            --             --      1,133,680
Common stock issued upon
  conversion of
  preferred shares                           --             --             --
Common stock issued in
  connection with debt
  conversion                                 --             --        378,997
Common stock issued in
  connection with
  settlement agreements                      --             --        450,000
Common stock issued for
  services                                   --             --          1,201
Common stock canceled                        --             --             --
Common stock issued in
  connection with post-
  merger private
  placements                                 --             --      2,692,490
Costs of private
  placements                                 --             --       (228,700)
Common stock given for
  services                                   --             --        225,000
Common stock
  subscriptions                              --             --      1,018,500
Merger shares
  reconciliation                             --             --             --
Warrants issued for
  services                                   --             --         33,483
Options issued for
  services                                   --             --         93,427
Net Loss                                     --     (4,959,152)    (4,959,152)
                                    ------------------------------------------
Balance,
  December 31, 2003                 $        --   $(10,776,219)  $ (1,890,663)
                                    ==========================================
Common stock issued in
  connection with
  private placements                         --             --        585,000
Costs of private
  placements                                 --             --        (58,500)
Common stock given for
  services                                   --             --      2,512,100
Common stock
  subscriptions                              --             --             --
Common stock issued for
  distribution agreement                     --             --        712,500
Common stock issued with
  debt agreements and
  collateral                                 --             --        267,394
Common stock issued with
  debt default and
  penalties                                  --             --        379,214
Common stock issued with
  litigation settlements                     --             --        125,250
Warrants issued with
  secured and
  convertible debt                           --             --      1,679,379
Warrants issued for debt
  modification                               --             --        866,017
Warrants issued for debt
  guarantee                                  --             --        546,403
Warrants issued for
  services                                   --             --        205,903
Warrants issued for
  commissions                                --             --        282,183
Adjustment for
  beneficial conversion
  - convertible debt                         --             --      1,671,550
Adjustment for
  beneficial conversion
  - preferred stock                          --             --      1,125,000
Accumulated
  Comprehensive
  Adjustment                           (792,009)            --       (792,009)
Stock Option Expense                         --             --         30,506
Net Loss                                     --    (11,910,530)   (11,910,530)
                                    ------------------------------------------
Balance,
  December 31, 2004                 $  (792,009)  $(22,686,749)  $ (3,663,303)
                                    ==========================================

  The accompanying notes are an integral part of these financial statements

                                      F-4b

                                             VisiJet, Inc.

                                       Statements of Cash Flows


                                                                                 December 31,
                                                                            2004              2003
                                                                            ----              ----
Cash flows from operating activities
   Net loss                                                            $(11,910,530)     $ (4,959,152)
Adjustment to reconcile net loss to net
  cash used by operating activities:
Depreciation and amortization                                               288,885            23,949
Debt discount amortization                                                1,533,996                --
Accretion of beneficial conversion on preferred shares                       93,750                --
Adjustment for beneficial conversion for debt                             1,671,550                --
Commission from preferred shares conversion                                 153,665                --
Common stock, options, warrants issued for services                       3,277,173           353,111
Warrant repricing for debt guarantee                                        546,403                --
Gain from debt restructure                                                  (21,448)          (90,303)
Changes in assets and liabilities:
   Accounts receivable                                                     (180,145)               --
   Prepaid expenses                                                        (120,680)          (88,749)
   Change in inventory                                                     (634,430)               --
   Accounts payable                                                         210,107           482,900
   Customer deposits                                                         49,198                --
   Compensation settlement agreement                                        (37,764)         (145,834)
   Royalties payable                                                        (45,000)               --
   Other accrued expenses                                                   583,847           353,758
   Accrued interest                                                         243,412            40,044
                                                                       ------------------------------
Net cash used by operating activities                                    (4,298,011)       (4,030,276)
                                                                       ------------------------------

Cash flows from investing activities
   Acquisition of property and equipment                                    (15,611)          (78,190)
   Purchase of distribution agreement                                    (1,188,900)         (100,000)
                                                                       ------------------------------
Net cash used in investing activities                                    (1,204,511)         (178,190)
                                                                       ------------------------------

Cash flows from financing activities
   Advance from related party                                               272,626           337,543
   Repayment of advances from related parties                              (260,600)         (185,138)
   Repayment of notes payable                                                (4,000)          (20,000)
   Proceeds from secured debenture                                        1,109,688                --
   Proceeds from convertible debt                                         3,845,375                --
   Proceeds from private placements-net                                     526,500         3,027,790
   Cash acquired in reverse merger                                               --            30,693
   Common stock subscriptions                                                    --         1,018,500
   Interest converted to equity in connection with merger                        --            33,997

                                                                       ------------------------------
Net cash provided by financing activities                                 5,489,589         4,243,385
                                                                       ------------------------------

Net increase / (decrease) in cash                                           (12,933)           34,919

Cash, beginning of period                                                    35,879               960

                                                                       ------------------------------
Cash, end of period                                                    $     22,946      $     35,879
                                                                       ==============================

Supplemental disclosures of cash flow information
   Interest paid                                                       $    170,287      $         --
   Taxes paid                                                                   800             1,600
   Debenture costs and fees                                                 562,125
Non-cash transactions
   Reclass of interest to current liability                                  67,048
   Warrants issued in connection with secured debenture                     417,975
   Warrants issued in connection with convertible debentures              1,264,302
   Warrants issued for debt modification                                    866,017
   Common stock issued in connection with convertible debenture             267,393
   Common Stock issued debt default and penalties                           248,150
   Conversion of Debt to Equity                                                             1,398,667
   Conversion of Series A preferred stock to common stock                                     550,000
   Conversion of Series B preferred stock to common stock                                   1,908,088
   Fair value of net liabilities assumed at date of reverse merger                            189,458


              The accompanying notes are an integral part of these financial statements

                                                 F-5

                               VISIJET, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS
-----------------------------

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

         In April 2004, the Company entered into a Manufacturing, Supply and Distribution Agreement with a German company pursuant to which the Company acquired exclusive worldwide distribution, sales and marketing rights for ophthalmic surgical products used in LASIK refractive surgery procedures. In May 2004, the Company began marketing these products in Europe and certain other foreign countries, where the products have received regulatory approval for sale. In September 2004 the Company began marketing in the United States following receipt of approval for marketing from the U.S. Food and Drug Administration. In addition, the Company is conducting research and development on additional ophthalmic surgery products based on applications of its proprietary waterjet technology.

GOING CONCERN

         The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2003, the Company's audited financial statements included a "going concern" qualification from its independent auditors due to the Company's losses accumulated during the development stage and lack of working capital.

         For the fiscal year 2004, the Company incurred net losses of $11,910,530 and the Company's current liabilities exceeded its current assets by approximately $3.65 million. The Company's future capital requirements will depend on many factors, including but not limited to the Company's ability to successfully market and generate operating revenue through product sales, its ability to finalize development and successfully market its waterjet technology, its on-going operational expenses and overall product development costs, including the cost of clinical trials, and competing technological and market developments.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DEVELPOMENT STAGE COMPANY

         VisiJet Inc. as described in the merger and history segment above, was in the development stage through December 31, 2003. The year 2004 is the first year during which the Company is considered an operating company and is no longer in the development stage.

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

INVENTORY

         Inventory is valued at lower of cost or market. Reserves for obsolescence or slow moving inventory are recorded when such conditions are identified. As of December 31, 2004 no such reserves were considered necessary.

ACCOUNTS RECEIVABLE

         The Company regularly reviews accounts receivable and records an allowance for doubtful accounts based on a specific identification basis of those accounts that they consider to be uncollectible. As of December 31, 2004, no allowance for doubtful accounts was considered necessary.

MARKETABLE SECURITIES

         Investments in available-for-sale securities are accounted for in accordance with Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("FAS") 115 "Accounting for Certain Investments in Debt and Equity Securities". Per FAS 115, the securities are stated at their fair market value and any difference between cost and market value is recorded as an unrealized gain or loss classified as a separate component of stockholders' equity - accumulated other comprehensive income.

CLASSIFICATION OF FINANCIAL INSTURMENTS

         In accordance to FASB Statement of Financial Accounting Standards ("SFAS") 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", financial instruments with a mandatory redemption rights are to be recorded as liabilities unless the redemption is to occur upon the liquidation or termination of the issuer. SFAS 150 also specifies that a financial instrument that embodies a conditional obligation is based solely or predominantly on variations inversely related to changes in the fair value of the issuer's equity shares. Based on these characteristics, the Company has recorded the Preferred Series A shares as a long term liability on the balance sheet. See Note 11, Preferred Series A Shares.

EVALUATION OF BENEFICIAL CONVERSION FEATURE IN DEBENTURES

         In accordance with Emerging Issues Task Force ("EITF") Issue 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Rights", as amended by EITF 00-27, we must evaluate the potential effect of any beneficial conversion in terms related to convertible instruments such as convertible debt or convertible preferred stock. Valuation of the benefit is determined based upon various factors including the valuation of equity instruments, such as warrants that may have been issued with convertible instruments, conversion terms, and the value of the instruments to which the convertible instrument is convertible, etc. Accordingly, the ultimate value of the beneficial feature is considered an estimate due to the partially subjective nature of the valuation techniques.

COMPREHENSIVE INCOME

         The Company adopted the provisions of SFAS 130, "Reporting of Comprehensive Income", which established the standards for the display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in equity during a period except those resulting from the issuance of shares of stock and distributions to shareholders. The Company recorded a comprehensive loss that was incurred as a result of the write down to market of the marketable securities on December 31, 2004. Please review Notes 11 and Note 12 for more detail on this transaction.

FOREIGN CURRENCY TRANSACTIONS

         The Company uses the U.S. dollar as the reporting and functional currency for its financial statements. Transaction gains and losses are the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Transactions that are denominated in other currencies are recorded using the exchange rate in effect on the date of the transaction. Transaction adjustments arising from such are re-measured and included in the determination of net (loss) income.

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

         During fiscal year 2003, the Company issued 125,000 stock options to consultants to purchase the Company's common stock in exchange for services rendered. The Company has accounted for these issuances in accordance with SFAS No. 123 and has recorded an expense of $93,427 representing the fair value of the options using a Black-Scholes option-pricing model. The options are exercisable at a price of $1.10 per share and have a term of 10 years.

         Also during fiscal year 2003, the Company issued options to employees and directors to purchase 1,040,000 shares of its common stock, at an exercise price of $1.10. All options granted during the period have a term of ten years and were issued at an exercise price equal to the market value of the underlying stock at the date of grant. As of December 31, 2004 a total of 1,100,000 options to purchase shares of the Company's common stock were outstanding pursuant to the 2003 Plan.

        During fiscal year 2004, the Company issued 180,000 stock options to consultants to purchase the Company's common stock in exchange for services rendered. The Company has accounted for these issuances in accordance with SFAS No. 123 and has recorded an expense of $30,506 representing the fair value of the options using a Black-Scholes option-pricing model. The options are exercisable at a price of $0.40 per share and have a term of 10 years.

         During fiscal year 2004, the Company issued options to employees and directors to purchase 1,190,000 shares of its common stock, at an exercise price of $0.40. All options granted during the period have a term of ten years and were issued at an exercise price equal to the market value of the underlying stock at the date of grant. As of December 31, 2004 a total of 2,470,000 options to purchase shares of the Company's common stock were outstanding pursuant to the 2003 Plan.

         A summary of changes in common stock options during 2004 and 2003 follows:

                                           Number of   Weighted Average  Exercisable
                                             Shares     Exercise Price     Shares
                                           -----------------------------------------
         Outstanding at December 31, 2002          --           --              --
               Granted                      1,165,000     $   1.10         390,000
               Forfeited                           --           --              --
               Cancelled                           --           --              --
         Outstanding at December 31, 2003   1,165,000     $   1.10         390,000
               Granted                      1,370,000     $   0.40         180,000
               Forfeited                      (45,000)        1.10              --
               Cancelled                      (20,000)        1.10         (20,000)
         Outstanding at December 31, 2004   2,470,000     $   0.73         550,000

         SFAS No. 123 requires the Company to provide pro forma information regarding net income (loss) and income (loss) per share as if compensation cost for the Company's stock option issuances had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal years ending 2003 and 2004:

Assumptions used for Black-Shoales option pricing model:     2004         2003

         Dividend yield                                      0.00%        0.00%
         Risk free interest rate, 5 year                     3.35%        3.29%
         Expected Life                                       5 yrs        5 yrs
         Volatility                                          43.14%       83.82%


         Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's pro forma net loss and loss per share for the years ended December 31, 2004 and 2003 would have been as follows:

                                                     2004               2003
          Net Loss:
              As reported                        $(11,910,530)     $ (4,959,152)
              SFAS No. 123 effect                    (340,667)         (308,724)
                                                 -------------     -------------
         Pro forma net loss                      $(12,251,197)     $ (5,267,876)
                                                 =============     =============

          Loss per share:
              As reported                        $      (0.45)     $      (0.27)
                                                 =============     =============
              Pro forma                          $      (0.46)     $      (0.28)
                                                 =============     =============

         Basic and diluted weighted
           average shares outstanding              26,688,583         18,606,352
                                                 =============     =============

         The following table summarizes information about stock options outstanding at December 31, 2004:

                                    Weighted
                                    Average     Weighted               Weighted
                                   Remaining    Average                Average
            Exercise     Number      Life in    Exercise    Number     Exercise
             Price    Outstanding    Years       Price   Exercisable   Price

             $1.10     1,100,000      8.87       $1.10     370,000      $1.10
             $0.40     1,370,000      9.81       $0.40     180,000      $0.40

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

LOSS PER SHARE

         The Company calculates loss per share in accordance with SFAS No.128,"EARNINGS PER SHARE," and Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 98. Accordingly, basic loss per share is computed using the weighted average number of common shares and diluted loss per share are computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options, using the treasury stock method, or warrants; common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB revised SFAS No. 123 ("SFAS No. 123R"), " Accounting for Stock Based Compensation." The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employees services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. The provisions of the revised statement are effective for financial statements issued for the first interim or reporting beginning after December 15, 2005 for small business issuers, with early adoption encouraged. The Company is currently evaluating the effect of this standard on their operations.

         In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". The SFAS 150 specifies that financial instruments with mandatory redemption rights are to be recorded as liabilities unless the redemption is to occur upon the liquidation or termination of the issuer. SFAS 150 also specifies that a financial instrument that embodies a conditional obligation that is based on settlement by the issuance of a variable number of the issuer's equity shares associated with a fixed monetary amount is required to be classified as a liability. The Company's Preferred Series A shares have been classified as a long term liability on the balance sheet.

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". The statement amends Accounting Research Bulletin ("ARB") No. 43, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. ARB No 43 previously stated that these costs must be "so abnormal as to require treatment as current-period charges." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of `so abnormal.' The statement is effective for inventory costs incurred during the fiscal years beginning after June 15, 2005, with earlier application permitted for fiscal years beginning after the issue date of the statement. The adoption of SFAS No. 151 is not expected to have any significant impact on the Company's current financial condition or results of operations.


NOTE 3 - INVENTORY

         Inventory includes finished goods of ophthalmic surgical products purchased pursuant to the Manufacturing, Supply and Distribution Agreement completed in May 2004, and consists of the following at December 31, 2004 and 2003:

                                           December 31, 2004   December 31, 2003
                                           -----------------   -----------------

          Completed units and disposable
            supplies                          $      265,197     $            -
          Demonstration units                        193,408
          Clinical Units                             175,825                  -
                                              --------------     --------------
                                              $      634,430     $            -
                                              ==============     ==============


NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at December 31, 2004 and 2003:

                                         December 31, 2004     December 31, 2003
                                         -----------------     -----------------

        Computer and test equipment          $      98,196      $       82,584
        Furniture and fixtures                      33,505              33,505
        Trade show equipment                        47,002              47,002
                                             --------------     --------------
                                                   178,703             163,091

        Less: Accumulated depreciation             (90,905)            (58,651)
                                             --------------      --------------
                                             $      87,798       $     104,440
                                             ==============      ==============

         Depreciation expense for the fiscal years ended December 31, 2004 and 2003, was $32,254 and $21,193, respectively.


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

         Distribution and Patent agreements consist of the following at December 31, 2004 and 2003:

                                            December 31, 2004  December 31, 2003
                                            -----------------  -----------------
        Distribution agreements                  $ 1,901,400        $        --
        Patent agreements                            100,000            100,000

        Less: accumulated amortization              (259,387)            (2,756)
                                                 ------------       ------------
                                                 $ 1,742,013        $    97,244
                                                 ============       ============

         Amortization expense for the fiscal years ending December 31, 2004 and 2003, was $256,631 and $2,756, respectively. In connection with these agreements, the Company expects to record the following amortization expense over the next five years:

                           Fiscal Year Ended         Amortization Total
                           -----------------         ------------------

                                12/31/05               $   389,729
                                12/31/06                   389,729
                                12/31/07                   389,729
                                12/31/08                   389,729
                                12/31/09                   183,097
                                                       -----------
                           Total                       $ 1,742,013
                                                       ===========

NOTE 6 - ACCRUED EXPENSES

         Accrued expenses consist of the following at December 31, 2004 and 2003:

                                          December 31, 2004    December 31, 2003
                                          -----------------    -----------------
              Payroll and related taxes       $     336,695       $      55,191
              Consulting fees                       375,000             135,000
              Litigation settlement fees            209,669             170,066
              Other accruals                        122,152             120,849
                                              --------------      --------------
                                              $   1,043,516       $     481,106
                                              ==============      ==============


NOTE 7 - SECURED DEBENTURES

         FEBRUARY 2004 SECURED DEBENTURE

         In February 2004, the Company entered into secured debenture agreements with an aggregate principal balance of $500,000, and received net proceeds of $447,500 after subtracting related placement agent fees and legal expenses totaling $52,500.

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

         In October 2004, the Company received a notice of default from the holders of an aggregate of $400,000 of these debentures due to the non-timely payment of interest that was owed under the debenture agreements. Subsequent to the receipt of notice, the Company made the required interest payments and the Company was in discussions regarding a resolution of the events of default. In October 2004, the Company and the debenture holders agreed to reduce the exercise price of the original warrants issued to purchase 250,000 shares of common stock in connection with this transaction agreements to $0.75 per share, and to issue a total of additional warrants to purchase 125,000 shares at an exercise price of $0.75 per share. The parties agree that this would cure all defaults to date.

         The debenture debt was recorded net of discounts totaling $230,668 recorded in connection with the $52,500 of loan fees and expenses, and $178,168, based on a Black-Scholes model valuation, related to the 250,000 warrants issued to debenture holders. In October 2004, additional debt discount of $117,679 was recorded in connection with 125,000 additional warrants issued, based on a Black-Scholes model valuation increasing the total discount recorded to $348,344. During the fiscal year ending December 31, 2004, the Company recorded total interest expense of $383,174 in connection with the debenture debt, of which $293,174 resulted from the non-cash amortization of debt discount and $90,000 related to interest accrued during the period on the outstanding principal balance. As of December 31, 2004 all of the accrued interest was paid in full.

         In January 2005, the Company paid the entire $500,000 outstanding principal balance and the secured debenture agreement was cancelled.

         MAY 2004 SECURED DEBENTURE

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

         The debenture debt was recorded net of discounts totaling $319,807 recorded in connection with the $80,000 of loan fees and expenses, and $239,807, based on a Black-Scholes model valuation, related to the 500,000 warrants issued to the debenture holder. During the fiscal year ended December 31, 2004, the Company recorded total interest expense of $362,519 in connection with the debenture debt, of which $319,807 resulted from the non-cash amortization of debt discount and $42,712 related to interest accrued during the period on the outstanding principal balance. Of the interest accrued, $35,938 was paid during the period, and $6,774 was payable as of December 31, 2004. The Company did not repay the principal on the scheduled maturity date of July 5, 2004, and such failure to pay constitutes a default under the obligation. In October 2004 the debenture holder entered into a forbearance agreement with the holders of convertible debentures entered into in June and July 2004 with an aggregate principal amount of $2,000,000, pursuant to which the debenture holder agreed not to take any action with respect to the non-payment of the $750,000 principal balance until the earlier of (i) February 2, 2005 and (ii) the date of notice of default from the convertible debenture holders to the Company.

         In January 2005, the Company repaid the entire $750,000 outstanding principal balance, plus accrued interest totaling $6,744, the 750,000 shares of the Company's common stock held as collateral on the debt were returned and the secured debenture agreement was cancelled.


         As of December 31, 2004 and 2003, secured debenture debt balance consists of the following:

                                          December 31, 2004   December 31, 2003
                                          -----------------   -----------------
         Secured subordinated debenture      $   1,250,000     $            --
         Secured debenture discount               ( 55,170)                 --
                                             --------------    ---------------
         Secured debenture debt              $   1,194,830     $            --
                                             ==============    ================


Note 8 - CONVERTIBLE DEBENTURES

         MAY 2004 CONVERTIBLE DEBENTURE

         In May 2004, the Company entered into convertible debenture agreements with two private lenders with an aggregate principal balance of $800,000, and received net proceeds of $695,000 after subtracting related placement agent fees and expenses totaling $105,000.

         The debentures bear interest at an annual rate of 10%, which is due and payable on the maturity date. In addition, the debenture holders received an aggregate of 533,333 warrants to purchase shares of the Company's common stock, exercisable through May 6, 2009 at an exercise price of $0.90 per share.

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

         As discussed later in this note, in October 2004, the Company agreed to modify certain terms and conditions included in a new Convertible Debenture Agreements which aggregated the principal balances of $2,000,000 of debentures entered into in June and July 2004. The modifications included a reduction in the exercise prices of an aggregate of 1,500,000 previously issued warrants to $0.40 per share, a reduction of the initial conversion price of these debentures to $0.35 per share. As a result of these modifications, the debenture holders agreed to waive all events of default and non-compliance under the covenants of those agreements, and to extend the required Registration Statement filing date deadline to November 1, 2004, and in November 2004, the filing date deadline was further extended to November 15, 2004.

         As a result of this agreement, in October 2004, the Company issued 533,333 additional warrants at an exercise price of $0.40 per share and recorded additional debt discount of $436,388, based on a Black-Scholes model valuation increasing the total discount recorded to $797,181.

          During the fiscal year ending December 31, 2004, the Company recorded total interest expense of $696,930 in connection with the debenture debt, of which $680,560 resulted from the non-cash amortization of debt discount and $16,370 related to interest accrued during the period on the outstanding principal balance.

         JUNE 2004 CONVERTIBLE DEBENTURE

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

           The debenture debt was recorded net of discounts totaling $541,714 recorded in connection with the $120,000 of loan fees and expenses, $106,500 recorded based on the fair market value of the common stock on the date of issuance and $315,214, based on a Black-Scholes model valuation, related to the 750,000 warrants issued to debenture holders.

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

         In connection with these debentures, the Company entered into a Registration Rights Agreement with the debenture holders related to the warrants and shares underlying the conversion feature of the debentures that required the Company to file a Registration Statement with the Securities and Exchange within 30 days of the closing of the transaction. Due to the Company's failure to file the Registration Statement within 30 days, the Company was not in compliance with this requirement of the agreement. As discussed in more detail in Note 18, in October 2004 and November 2004 the Company received a waiver of the non-compliance in connection with an amendment to the debenture agreements and an extension of the required Registration Statement filing date deadline to November 15, 2004.

         As a result of this agreement, in October 2004, the Company issued 250,000 additional warrants, bringing the total warrants issued with this financing to 1,000,000, at an exercise price of $0.40 per share and recorded additional debt discount of $101,822, based on a Black-Scholes model valuation. In addition, the Company was required to release the 350,000 escrowed common stock shares as part of a letter of understanding associated with the December 30, 2004 bridge financing discussed later in this note. These shares were valued at their issued date value on June 24, 2004 of $0.71 per share. As a result, an additional debt discount was recorded for $248,500 in conjunction with the $101,822 described above, bringing the total debt discount recorded against this financing of $892,036.

          During the fiscal year ending December 31, 2004, the Company recorded total interest expense of $239,527 in connection with the debenture debt, of which $197,884 resulted from the non-cash amortization of debt discount recorded in connection with loan fees and the value of stock and warrants issued to note holders, and $41,643 resulted from interest accrued during the period on the outstanding principal balance.

         JULY 2004 CONVERTIBLE DEBENTURE

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

         The market price of the Company's common stock on the date of issuance of the debentures was $0.57 per share. In accordance with EITF 98-5, as amended by EITF 00-27, because the debentures were sold at an effective conversion price less than the market value of the underlying components of the security, a beneficial conversion to the holders of the debentures occurred. Accordingly, the Company recorded a discount to the principal of the debenture and a corresponding amount to common stock additional paid in capital. The recorded discount resulting from the beneficial conversion is recognized as non-cash interest expense from the date of issuance to the earliest date on which the debt is convertible by note holders. Since the debt was convertible, at the option of the note holders, at any time following issuance, the entire discount recorded was recognized as non-cash interest expense during the second quarter of 2004. Since the debt was convertible, at the option of the note holders, at any time following issuance, the entire discount recorded, $242,540, was recognized as non-cash interest expense during the third quarter of 2004.

         In connection with these debentures, the Company entered into a Registration Rights Agreement with the debenture holders related to the warrants and shares underlying the conversion feature of the debentures that required the Company to file a Registration Statement with the Securities and Exchange within 30 days of the closing of the transaction. Due to the Company's failure to file the Registration Statement within 30 days, the Company was not in compliance with this requirement of the agreement. As discussed in more detail in Note 18, in October 2004 and November 2004 the Company received a waiver of the non-compliance in connection with an amendment to the debentures agreements and an extension of the required Registration Statement filing date deadline to November 15, 2004. As a result of this agreement, in October 2004, the Company issued 250,000 additional warrants, bringing the total warrants issued with this financing to 1,000,000, at an exercise price of $0.40 per share and recorded additional debt discount of $168,542, based on a Black-Scholes model valuation. In addition, 104,285 shares of Common stock were issued as full payment for accrued liquidated damages. The common stock was valued at the closing stock price on date of issuance, October 8, 2004, at $0.50. The company recorded an expense of $52,142.50 during the fourth quarter in conjunction with this stock. Also, in conjunction with the modifications in October 2004, additional discount resulting from the beneficial conversion is recognized as non-cash interest expense requiring $451,330 of non-cash interest expense during the fourth quarter of 2004.

          During the fiscal year ending December 31, 2004, the Company recorded total interest expense of $46,069 in connection with the debenture debt. Of this total, $10,291 resulted from the non-cash amortization of debt discount recorded in connection with loan fees and the value of stock and warrants issued to note holders, and $35,778 resulted from interest accrued during the period on the outstanding principal balance.

         OCTOBER 2004 CONVERTIBLE DEBENTURE

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

         Non-cash commission given with the transaction to four individuals involved with consummating this and the subsequent Convertible Debenture Agreement included 171,428 shares of common stock valued at the market price of $.40 on date of issuance. The expense was recorded as part of the placement agent fees as debt discount. Warrants were issued to an individual and associated agency totaling 528,572 at a strike price $.40, with a three year term. However, warrants issued prior to this financing consisting of 25,000 warrants at a strike price of $1.50 and 50,000 warrants at a strike price of $0.60 with a five year term were canceled and replaced in the total issued warrants of 528,572.

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

         The debenture debt was recorded net of discounts totaling $460,670 recorded in connection with the $62,000 of loan fees and expenses $203,532 based on a Black-Scholes model valuation, related to the 850,000 warrants issued to debenture holders, $68,572 for the value of the 171,428 shares of common stock, and $126,566 based on a Black-Scholes model valuation, related to the 528,572 warrants issued for commissions.

         The market price of the Company's common stock on the date of issuance of the debentures was $0.57 per share. In accordance with EITF 98-5, as amended by EITF 00-27, because the debentures were sold at an effective conversion price less than the market value of the underlying components of the security, a beneficial conversion to the holders of the debentures occurred. Accordingly, the Company recorded a discount to the principal of the debenture and a corresponding amount to common stock additional paid in capital. The recorded discount resulting from the beneficial conversion is recognized as non-cash interest expense from the date of issuance to the earliest date on which the debt is convertible by note holders. Since the debt was convertible, at the option of the note holders, at any time following issuance, the entire discount recorded, $382,298, was recognized as non-cash interest expense during the fourth quarter of 2004.

         During the fiscal year ending December 31, 2004, the Company recorded total interest expense of $26,899 in connection with the debenture debt. Of this total, $10,877 resulted from the non-cash amortization of debt discount recorded in connection with loan fees and the value of stock and warrants issued to note holders, and $16,022 resulted from interest accrued during the period on the outstanding principal balance.

         DECEMBER 2004 BRIDGE LOAN

         In December 2004 the Company entered into a debenture agreement with Alpha Capital Aktiengesellschaft ("Alpha")with a principal balance of $500,000, and received net proceeds of $469,000 after subtracting related placement agent fees and expenses totaling $31,000. The debenture was due and payable on January 27, 2005, and was convertible into shares of the Company's common stock, at the option of the note holder, based on an conversion price equal to 80% of the closing bid price of the Company's common stock on the date of conversion, in the event that the debenture was not repaid on the scheduled maturity date, or in the event of a default under the agreement. In connection with the debenture, Alpha received 142,857 shares of the Company's common stock, and 5-year warrants to purchase 1,250,000 shares of the Company's common stock at an exercise price of $0.40 per share.

         The debenture debt was recorded net of discounts totaling $306,430 recorded in connection with the $31,000 of loan fees, expenses of $219,716, based on a Black-Scholes model valuation, related to the 1,250,000 warrants issued to debenture holder and $55,714, based on the closing price of our common stock on December 30, 2004 of $0.39.

         During the fiscal year ending December 31, 2004, the Company recorded total interest expense of $20,816 in connection with the debenture debt. Of this total, $20,706 resulted from the non-cash amortization of debt discount recorded in connection with loan fees and the value of stock and warrants issued to note holders, and $110 resulted from interest accrued during the period on the outstanding principal balance.

         In January 2005, the Company repaid the entire $500,000 outstanding principal balance, and the debenture agreement was cancelled.

         DECEMBER 2004 CONVERTIBLE DEBENTURE

         Also in December, the Company received $125,000 as a subscription from Greenwich Growth Fund, Ltd., for a convertible debenture agreement that was included in the convertible debenture agreements closed in January 2005, as described in the Subsequent Events note below. The company received net proceeds of $117,250 after subtracting related placement agent fees and expenses totaling $7,750. The notes bear interest, at an annual rate of 8%, which is due and payable quarterly beginning on March 31, 2005 The principal balance of the note, plus any accrued and unpaid interest is due and payable on January 14, 2015. In addition, the note holder received warrants to purchase 125,000 shares of the Company's common stock, exercisable through January 14, 2010 at an exercise price of $0.40 per share. The outstanding principal of the debentures may be converted into shares of the Company's common stock, at the option of the note holder, based on an initial conversion price of $0.35 per share, subject to adjustment as defined in the agreement.

         The debenture debt was recorded net of discounts totaling $29,722 recorded in connection with the $7,750 of loan fees, expenses of $21,972, based on a Black-Scholes model valuation, related to the 125,000 warrants issued to debenture.

         The market price of the Company's common stock on the date of issuance of the debentures was $0.39 per share. In accordance with EITF 98-5, as amended by EITF 00-27, because the debentures were sold at an effective conversion price less than the market value of the underlying components of the security, a beneficial conversion to the holders of the debentures occurred. Accordingly, the Company recorded a discount to the principal of the debenture and a corresponding amount to common stock additional paid in capital. The recorded discount resulting from the beneficial conversion is recognized as non-cash interest expense from the date of issuance to the earliest date on which the debt is convertible by note holders. Since the debt was convertible, at the option of the note holders, at any time following issuance, the discount of $18,847 recorded was recognized as non-cash interest expense during the fourth quarter of 2004.

         As of December 31, 2004 and 2003, convertible debenture debt balances consists of the following:

         Current:
                                         December 31, 2004    December 31, 2003
                                         -----------------    -----------------
         Convertible debenture               $  1,300,000       $           --
         Convertible debenture discount          (402,345)                  --
                                            --------------      ---------------
         Convertible debenture - net         $    897,655       $           --
                                            ==============      ===============

         Long Term:

                                         December 31, 2004    December 31, 2003
                                         -----------------    -----------------
         Convertible debenture              $   2,975,000       $           --
         Convertible debenture discount        (1,641,399)                  --
                                            --------------      ---------------
         Convertible debenture - net        $   1,333,601       $           --
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

         As discussed in more fully in Note 13, in October 2004, the parties to the litigation entered into a settlement agreement pursuant to which revised note payable amounts and payment schedules were agreed upon. ( Please cross reference SB -2 Admendment 1 filed February 1, 2005 for Exhibits 3.2 and 3.3)Based on this agreement, outstanding principal and accrued interest balances related to these notes as of September 30, 2004 have been adjusted to reflect the agreed upon amounts, and as a result, the balances at December 31, 2004 and 2003 are as follows:

                                           December 31, 2004                       December 31, 2003
                                     Principal            Interest           Principal            Interest
                                   ---------------------------------------------------------------------------
         SurgiJet                   $ 549,774             $ 14,347          $  360,976           $  43,676
         DentaJet                           -                   -              135,518              24,745
         Lance Doherty                 19,000                6,293              19,000               3,920
         Rex Doherty                        -                   -                2,967                 298
                                   ---------------------------------------------------------------------------

           Total                    $ 568,774            $  20,640            $ 518,461           $  72,639
                                   ===========================================================================

FINANCIAL ENTREPRENEURS, INC. ("FEI")

         In connection with the Merger Agreement in 2003, the Company assumed a promissory note during 2003 originally entered into between PNAC and FEI, a significant shareholder of the Company, during 2002. The note bears interest at an annual rate of 7.5%, and matures on April 3, 2009. Upon consummation of the merger in February 2003, the outstanding principal and accrued interest payable balances were $206,649 and $11,462, respectively. During 2003, the Company added net borrowings of $43,476 to the note, and accrued additional interest expense of $17,072, resulting in an outstanding principal balance and accrued interest payable balances at December 31, 2003 of $250,125 and $28,534, respectively. During the fiscal year ending December 31, 2004, net activity resulted in an increase to the outstanding principal of $28,761 and $23,329 of interest expense related to this note. As of December 31, 2004 the outstanding principal and accrued interest payable on this note were $278,886 and $51,863, respectively. In March 2005, the Company received a notice from FEI for the payment in full of the note. This is not a demand note and the Company is currently in negations for resolution in this matter and believes there will be an amicable resolution.


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

         Under the terms of the Manufacturing, Supply and Distribution Agreement entered into in May 2004, the Company is obligated to purchase specified minimum monthly and annual quantities of licensed products from the Licensor. The Company agreed to pay a one time royalty of $250,000 to our supplier in return for a lower cost per unit during the initial length of this agreement. Payment was completed in January 2005.


NOTE 11 - SERIES A PREFERRED SHARES

         In August 2004, the Company entered into an agreement with Langley Park Investments PLC("Langley"), a corporation organized under the laws of England and Wales, in which the Company issued convertible preferred stock in exchanged for "ordinary" shares of Langley stock. In October 2004, the Company issued 450,000 shares of Series A Convertible Preferred Stock ("Series A shares"), with a stated value of $10 per share and a redemption value of $4,500,000, to Langley in exchange for 2,477,974 newly issued ordinary shares of Langley with an initial agreed upon value of L(pound)1.00 (pound) per share. The Company was charged a commission in conjunction with the sale equal to 10% of the Langley shares leaving 2,230,177 shares available to the Company. Consummation of the transaction was subject to admission of the Langley shares to the London Stock Exchange ("LSE"), which occurred on September 30, 2004 and the initiation of trading on the LSE which began on October 8, 2004. The Series A shares were recorded at a total value of $1,536,653 based on the fair value of the Langley shares on October 8, 2004. On December 31, 2004, the market value of the shares decreased to $590,980. As the Company has classified the shares as an available-for-sale marketable security, the Company recorded an unrealized loss of $792,009, as an accumulated comprehensive loss which is a separate component of equity. The Company recorded commission expense of $153,664 in the fourth quarter based on the value of the commission shares.

         The Series A Preferred Stock is non-voting and the shareholders are not entitled to receive any dividends. The preferred stock is convertible at any time for a period of three years from the date of issuance into shares of the Company's common stock ("Common Stock"). The number of shares of common stock to be issued upon conversion is determined by dividing the aggregate stated value of the preferred stock by the ("Conversion Price"). The Conversion Price is defined as the lesser of $0.609 (The "Fixed Conversion Price") or eighty percent (80%) of the lowest closing bid price for the common stock in the ten (10) trading days preceding the date of conversion, but in no event is it less than 30 percent (30%) of the Fixed Conversion Price. However, Langley may not convert to the extent that conversion would result in it's owning more than 4.99% of the outstanding common stock of the Company. The conversion price is subject to adjustment based on anti-dilution provisions. Any shares of preferred stock not previously converted will automatically be converted into common stock at the end of the three year period. If the Company defaults under certain covenants, the holders of the preferred stock may compel redemption at the stated value.

         Under the Stock Purchase Agreement, Langley has a one year lock up on the Company shares. Also, the Company may sell the Langley shares received on the open market of the LSE at any time.

         In accordance to SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", financial instruments with mandatory redemption rights are to be recorded as liabilities unless the redemption is to occur upon the liquidation or termination of the issuer. SFAS 150 also specifies that a financial instrument that embodies a conditional obligation that is based on settlement by the issuance of a variable number of the issuer's equity shares associated with a fixed monetary amount is required to be classified as a liability. Based on characteristics of the agreement as describe above, the Company has recorded the Preferred Series A shares as a long term liability on the balance sheet.

         The market price of the Company's common stock on the date of commitment was $0.48 per share. In accordance with EITF 98-5, as amended by EITF 00-27, because the effective conversion price associated with the preferred shares is less than the market value, a beneficial conversion should be recognized as a return to the preferred shareholders over the minimum period from the date of issuance to the date at which the preferred shareholders can realize that return. Since the convertible preferred stock is automatically converted to common stock at the end of three years, (if not previously converted), the discount should be accreted over the three year life. The accretion of the recorded discount resulting from the beneficial conversion is recognized as an undeclared dividend and is reflected in the income statement of operations below the "Net loss" line as a component of "Net loss applicable to common shareholders". Accordingly, the Company recorded a preferred stock discount of $1,125,000. On December 31, 2004, an accretion of the discount of $93,750 was recorded resulting in a net preferred discount of $1,031,250.

         As discussed in more detail in Note 18 - Subsequent Events, the Company sold the Langley shares during the first quarter of 2005 for net proceeds of $661,020.


NOTE 12 - SHAREHOLDERS' EQUITY (DEFICIT)

COMMON STOCK ACTIVITY

         During 2004, the Company recorded 585,000 shares of common stock issued for private equity placements, 2,730,000 common stock shares for services recording an expense for $2,512,100, 1,303,571 common stock shares associated with $267,394 of debt discount, 750,000 common stock shares issued with May 2004 distribution agreement valued at $712,500 and capitalized for May 2004 distribution agreement, 611,428 common stock shares valued at $379,214 for debt defaults and penalties, 240,000 common stock shares valued at $125,250 for litigation settlements.

WARRANT ACTIVITY

         During the fiscal year of 2004, the Company issued 3-year warrants to purchase an aggregate of 633,572 shares of its common stock at an average exercise price of $0.52 per share, 5-year warrants to purchase an aggregate of 7,946,666 shares of its common stock at an average exercise price of $0.65 per share and 7-year warrants to purchase an aggregate of 150,000 shares of its common stock at an average exercise price of $1.00 per share.

         In connection with warrants issued during this period, the Company recorded debt discount totaling $3,055,875 related to 6,965,238 warrants issued in connection with convertible debenture agreements completed during the year, professional fees totaling $282,183 related to an aggregate of 880,000 warrants issued as commissions on debenture and Preferred Stock agreements completed during the quarter, professional fees totaling $ 222,183, related to an aggregate of 305,000 warrants issued for consulting services, and 580,000 shares related to the private placements. All amounts recorded in connection with these warrants were based on the fair value of the warrants issued using a Black-Scholes model valuation.

         The following table summarizes the number of outstanding common stock warrants as of December 31, 2004:

                                                              Weighted Average
                                                     Number     Exercise Price
                                                  -----------    ------------

         Outstanding at December 31, 2002            235,000     $      2.50
              Granted                             11,867,480            2.53
              Forfeited                                   --              --
              Exercised                                   --              --
                                                  ----------    ------------
         Outstanding at December 31, 2003         12,102,480     $      2.53
              Granted                              8,730,238            0.64
              Forfeited                                   --              --
              Exercised                                   --              --
                                                  ----------    ------------
         Outstanding at December 31, 2004         20,832,718     $      1.45


The following table summarizes additional information with respect to outstanding common stock warrants at December 31, 2004:

                            Number   Weighted Average Life    Number
         Exercise Price  Outstanding  Remaining in Months  Exercisable
         -------------- ------------ --------------------- -----------
            $0.40         6,000,238                 59      6,000,238
             0.62           700,000                 57        700,000
            $0.65            20,000                 54         20,000
            $0.75           375,000                 59        375,000
            $.090           620,000                 48        620,000
            $1.00         6,326,480                 41      6,326,480
            $1.23            45,000                 37         45,000
            $1.50            30,000                 22         30,000
            $2.25         4,441,000                 45      4,441,000
            $2.50           505,000                 34        505,000
            $3.00            50,000                 37         50,000
            $5.00         1,720,000                 37      1,720,000
                        ------------                      ------------
                         20,832,718                        20,832,718
                        ============                      ============

BORROWED SHARES

         In connection with collateral requirements of convertible debenture agreements with HIT Credit Union, Platinum Long Term Growth Fund and Rock II, LLC, the Company borrowed a total of 1,550,000 shares of its outstanding common stock from Taika Investments, Inc. ("Taika") pursuant to a Securities Lending Agreement between the Company and Taika. In accordance with the terms of this agreement, the Company is obligated to pay interest on the value of shares borrowed (assuming a value of $1.00 per share) based on the LIBOR rate plus 50 basis points, and was obligated to return any borrowed shares by November 30, 2004. In January, the Company received a one-year extension, to November 30, 2005, of the date by which any borrowed shares must be returned. In the event of default, the Company has agreed to file a Registration Statement and to return any shares, within 72 hours, which had not previously been returned by the due date. As of December 31, 2004 the Company had borrowed a total of 1,550,000 shares pursuant to this agreement, and the Company had accrued interest expense totaling $41,935.

         In January 2005, HIT Credit Union returned 750,000 of the borrowed shares.

ACCUMULATED COMPREHENSIVE INCOME (LOSS)

The following chart depicts the changes in the accumulated comprehensive income for periods ending December 31, 2004 and 2003:

                                                                      2004             2003
                                                                      ----             ----
         Change in Accumulated Comprehensive Income(Loss)

                  Unrealized loss from marketable securities       (792,009)               --
                                                                  ==========        ==========
         Total Accumulated Comprehensive Income/(Loss)             (792,009)               --

This loss was incurred as a result of the write down of the marketable securities to market on December 31, 2004. Refer to the Preferred Series A Stock section above for more detail on this transaction.


NOTE 13 - SETTLEMENT AGREEMENTS AND LOAN PAYABLE

         In November 2002, the Company entered into settlement agreements with an officer and an employee related to accrued but unpaid fees for consulting services rendered by them prior to the consummation of the Merger in the aggregate of $700,000. Under the agreements a total of $450,000 was converted into 211,267 shares of the Company's common stock, during 2003, based upon the closing price on the effective date the Merger Agreement. The balance owed of $250,000 was converted into two notes payable that bear interest at an annual rate of 3.5% and provide for the principal to be paid over equal installments for the duration of the loans. At December 31, 2004 and 2003, the aggregate balances on these notes were $41,403 and $104,166, respectively and the respective accrued interest payable balances were $10,102 and $8,999.

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


NOTE 14 - CONTINGENCIES

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

NOTE 15 - RELATED PARTY TRANSACTIONS

         Financial Entrepreneurs Incorporated ("FEI"), which beneficially owns in excess of 5% of the outstanding shares of common stock of the Company, has funded certain expenditures of the Company. In April 2002, the Company issued a Promissory Note to FEI for amounts loaned to the Company, bearing an interest rate of 7.5% per annum. As of December 31, 2004, current amount due to related parties in the Company's balance sheet amounts to $330,749, including accrued interest of $51,863.

         In February 2003, FEI converted a promissory note held by it into 378,997 shares of Common Stock, at a conversion rate of $1.00 per share. Also in February of 2003, pursuant to an agreement entered into in connection with the merger, FEI cancelled 7,957,000 shares of Company Common Stock owned by it, and the Company issued FEI a five year warrant to purchase 1,543,000 shares of Common Stock at an initial exercise price of $5.00 per share. During 2003, the Company paid finders' fees totaling $52,500 to FEI in connection with amounts raised through private equity placements by the Company. In addition, during 2003 the Company recorded consulting expenses totaling $75,000 to FEI that were added to an outstanding note payable, and reimbursed it for travel expenses related to business of the Company totaling $19,279.

        During 2004, FEI loaned VisiJet $229,361 of which $200,600 was paid. Also during 2004, the Company paid finders fees of $15,000 and reimbursed travel expenses of $15,593 to FEI of which $656 was included in accounts payable at December 31, 2004. In March 2005, the Company received a notice of demand from FEI for the payment in full of the note. The Company is currently in negotiations for resolution of this matter.

         In February of 2003, the Company issued 164,319 shares of Common Stock to Randal A. Bailey, its President and Chief Executive Officer, in cancellation of $350,000 of unpaid salary. The Company also issued Mr. Bailey a two year promissory note for $150,000 in satisfaction of unpaid salary. The note bears interest at a rate of 3.5% per annum, and calls for twenty-four equal monthly installments. As of December 31,2004, the current amount due to Mr. Bailey was $48,415, including $7,012 of accrued interest.

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

         During August 2004, the company increased the monthly payments to Norman Schwartz's company to $6,500 per month up from $5,000. As a result, total consulting fees and related expenses paid during 2004 were $66,750 and $4,051, respectively, of which $4,763 was included in Accounts Payable at December 31, 2004. On March 1, 2005, the company signed a two year contract with Norman Schwartz's company increasing the monthly fee to $7,500 per month.

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

         In January 2004, the Company entered into a new consulting agreement with Richard Keates increasing the monthly retainer to $15,000 per month plus reimbursement of Business expenses incurred. Through December 31, 2004 consulting fees and related expenses totaling $180,000 and $26,784, respectively, were recorded pursuant to this agreement, of which $30,398 is included in accounts payable at December 31, 2004.

         In February 2003, the Company paid consulting fees in the amount of $110,000 to a corporation controlled by Peter Lewis and David Eisenberg, two shareholders, each of whom own beneficially in excess of 5% of the outstanding shares of common stock of the Company, related to services provided in connection with the finalization of the Merger Agreement. In April 2003, the Company entered into a consulting agreement with this corporation, pursuant to which it is entitled to receive a monthly fee of $15,000; however, payment of accrued fees is not due until such time as the Company has a minimum cash balance of $2.5 million.. During 2003, the Company recorded finders' fee expenses totaling $30,000 for amounts earned by Peter Lewis and the corporation in connection with private equity placements by the Company. Of the total finders' fees earned, $15,000 was paid during 2003 and $15,000 is included in accrued expenses at December 31, 2003. Through December 31, 2004 a total of $315,000 in fees has been expensed and accrued pursuant to this agreement.

         In July 2003, Richard H. Keates, M.D., a director of the Company, purchased 100,000 shares of the Company's common stock in a private placement of equity securities for $100,000. In connection with this investment, Dr. Keates also received 100,000 5-year warrants to purchase common stock at an exercise price of $2.25.

         In November 2003, directors Richard H. Keates, M.D., Norman Schwartz, and Adam Krupp were granted 200,000, 75,000 and 25,000 10-year options, respectively, to purchase shares of the company's common stock at an exercise price of $1.10. In October 2004, directors Richard H. Keates, M.D., Norman Schwartz, and Adam Krupp were granted 200,000, 100,000 and 25,000 10-year options, respectively, to purchase shares of the company's common stock at an exercise price of $0.40.


NOTE 16 - Security Lending Agreement

         In April 2004, the Company and a corporation that beneficially owns in excess of 5% of the outstanding shares of common stock of the Company entered into an agreement pursuant to which the corporation agreed to make available 3 million shares of the Company's common stock, for use by the Company as collateral in subsequent financing transactions. In accordance with the terms of this agreement, the Company is obligated to pay interest on the value of shares borrowed (assuming a value of $1.00 per share) based on the LIBOR rate plus 50 basis points, and must return the borrowed shares by November 30, 2004. In the event of default, the Company has agreed to file a Registration Statement and to return any shares, within 72 hours, which had not previously been returned by the due date. As of December 31, 2004 the Company had borrowed a total of 1,550,000 shares pursuant to this agreement, and the Company had accrued interest expense totaling $ 41,935.


NOTE 17 - INCOME TAXES

         The provision for income taxes consist of the following for the years ended December 31:

                                                         2004           2003
                                                     ------------   ------------
                  Current:
                      Federal                        $        --    $        --
                      State                                  800            800
                                                     ------------   ------------
                           Total provision           $       800    $       800
                                                     ============   ============


         The components of the net deferred income tax assets are as follows as of December 31:

                                                         2004            2003
                                                     ------------   ------------
         Deferred income tax assets:
              Net operating loss carry forward       $ 8,924,252      4,192,639
              Other temporary timing adjustments         273,128        400,764
                                                     ------------   ------------
                                                       9,197,380      4,593,403

         Deferred tax liability:
              State taxes                               (641,509)       (37,858)
                                                     ------------   ------------
         Deferred income tax asset, net before
              Valuation allowance                      8,555,871      4,555,818
              Less: valuation allowance               (8,555,871)    (4,555,818)
                                                     ------------   ------------

         Deferred income tax asset, net              $        --    $        --
                                                     ============   ============

         Since 1996, the company has generated federal and state net operating losses (NOL) of approximately $20.4 million and $20.1 million, respectively. The total carry forward amounts are available to offset future taxable income and expire in various years beginning through 2020 and 2007, respectively. The ability to use some or all of this carry forward is limited by future events such as a failure to generate positive taxable income or a change in ownership as stated under the rules of Internal Revenue Code Section 382.

         The net deferred tax asset is primarily associated with its net operating loss carryforwards, state taxes and other timing adjustments. The Company has recorded a valuation allowance for the entire amount due to the uncertainty surrounding the likelihood of the Company generating sufficient taxable income in the future.

         The expected income tax provision, computed based on the Company's pre-tax income (loss) and the statutory Federal income tax rate, is reconciled to the actual tax provision reflected in the accompanying financial statements as follows for the years ending December 31, 2004 and 2003:

                                                                             2004           2003
                                                                             ----           ----
         Expected tax provision (benefit) at statutory rates           $ (4,168,966)    $ (1,735,703)
         State taxes, net of Federal benefit                                    520              520
         Meals & Entertainment                                               11,562            5,791
         Change in valuation allowance                                    3,571,841        1,730,192
         Amortization of beneficial conversion feature                      585,043               --
                                                                       -------------    -------------
                  Totals                                                        800              800
                                                                       =============     =============


NOTE 18 - SUBSEQUENT EVENTS

FUNDING ENTERED INTO SUBSEQUENT TO DECEMBER 31, 2004

         On January 14, 2005, the Company entered into convertible debenture agreements with Renn Capital Group, Inc. and a group of investment funds, several of which were already holders of securities issued by the Company, under which the Investors can purchase up to $8,195,500 in principal amount of convertible debentures from the Registrant. The Convertible Debentures are convertible into Common Stock of the Company at a rate of $.35 per share, subject to anti-dilution adjustments. The purchase price consisted of cash and the exchange of $3,475,000 in previously issued convertible debentures.

         In connection with the transaction the Registrant also issued to the Investors warrants to purchase up to 8,945,000 shares of common Stock, at an exercise price of $.40 per share. The warrants expire on the fifth anniversary of the date of issuance.

         Pursuant to an Amended and Restated Security Agreement, the Company granted the Investors a security interest in substantially all the assets of the Company. The Amended and Restated Security Agreement replaces the Security Agreement entered into October 14, 2004 between the Company and certain of the investors. Also, pursuant to an Amended and Restated Registration Rights Agreement, the Company granted the Investors certain registration rights with respect to the shares of Common Stock issued in the transaction as well as the shares of Common Stock issuable upon conversion of the Convertible Debentures and upon exercise of the Warrants. The Amended and Restated Registration Rights Agreement replaces the Registration Rights Agreement entered into on October 5, 2004 between the Company and certain of the investors.

         The Company received funding from the above financing with an aggregate principal balance of $4,845,000, and received net proceeds of $4,569,500, after subtracting related placement agent fees and expenses totaling $275,500. The notes bear interest, at an annual rate of 8%, which is due and payable quarterly beginning March 31, 2005. The principal balance of the note, plus any accrued and unpaid interest is due and payable on January 14, 2015, provided however, that on or after January 14, 2008 the Company, at the option of the note holder, may be obligated to repurchase the note at a price equal to 100% of the outstanding principal and interest. The outstanding principal of the debentures may be converted into shares of the Company's common stock, at the option of the note holder, based on an initial conversion price of $0.35 per share, subject to adjustment as defined in the agreement. In addition, the note holders received warrants to purchase 4,845,000 shares of the Company's common stock, exercisable through January 14, 2010 at an exercise price of $0.40 per share.

         The debenture debt was recorded net of discounts totaling $2,517,962 recorded in connection with the $275,500 of loan fees, expenses of $1,483,594, based on a Black-Scholes model valuation, related to the 4,845,000 warrants issued to debenture holders and $474,685, based on the closing price of our common stock on January 15, 2005 of $0.50, and warrants issued for commission of $284,183, based on a Black-Scholes model valuation, related to the 1,234,286 additional warrants issued for commission fees.

         The market price of the Company's common stock on the date of issuance of the debentures was $0.50 per share. In accordance with EITF 98-5, as amended by EITF 00-27, because the debentures were sold at an effective conversion price less than the market value of the underlying components of the security, a beneficial conversion to the holders of the debentures occurred. Accordingly, the Company recorded a discount to the principal of the debenture and a corresponding amount to common stock additional paid in capital. The recorded discount resulting from the beneficial conversion is recognized as non-cash interest expense from the date of issuance to the earliest date on which the debt is convertible by note holders. Since the debt was convertible, at the option of the note holders, at any time following issuance, a discount of $3,560,023 will be recorded as non-cash interest expense during the first quarter of 2005.

         The funding was used to pay down debt owed to the following:

         Original Date of Loan      Debt Holder            Principal Paid    Interest Paid
         ---------------------      -----------            --------------    -------------

         January 15,2004            SBI Et Al               $   500,000               --
         May 6, 2004                HIT Credit Union        $   750,000         $  6,744
         May 6, 2004                Platinum L T Growth     $   550,000         $ 32,400*
         May 6, 2004                Rock Capital LLC        $   250,000 *       $  8,000
         December 31, 2004          Alpha Capital AG        $   500,000               --
                                                            ------------        ---------
         Total Debt Paid                                    $ 2,550,000         $ 47,144
                                                            ============        =========

* (In January 2005, Rock II, LLC agreed to exercise 250,000 warrants at a price of $0.40 for a total of $100,000. The Company paid the note of $250,000 less the exercise price of $100,000 plus interest of $8,000 for a total cash payment of $158,000 satisfying the obligation to Rock II, LLC. The Company paid $550,000 to Platinum Long Term Growth satisfying the principal balance due. Platinum Long Term Growth agreed to exercise 81,000 warrants at a price of $0.40 or $32,400 to satisfy the interest due.)

CONVERTIBLE DEBENTURE AGREEMENTS - AMENDMENTS

         In January 2005, in connection with the Convertible Debenture Agreements entered into in October 2004, the Company agreed to modify certain terms and conditions included in convertible debenture agreements with an aggregate principal balance of $2,850,000 entered into in June, July and October 2004. The amended debenture agreements with Bushido and Bridges & Pipes were replaced with new convertible debenture agreements in order to conform the terms of these agreements to the terms of new convertible debenture agreements with an aggregate principal balance of $7,695,000 entered into in January 2005, as described above. Under the replacement agreements, the maturity dates of the debentures were extended to January 14, 2015, and other principal terms (i.e. interest rate, conversion price, warrants issued and warrant exercise price) remained the same as in the amended October agreements described above.

SALE OF LANGLEY SHARES

         In October 2004 the Company issued 450,000 shares of Series A Convertible Preferred Stock ("Series A Shares") to Langley Park Investments, PLC, a United Kingdom corporation ("Langley"). The Company issued the Series A Shares in exchange for 2,477,974 newly issued Ordinary Shares of Langley, with an agreed initial value of (pound)1.00 (pound) per share. Commission in conjunction with sale was 10% of the issued shares or 247,797 shares leaving total shares available to VisiJet of 2,230,177 shares. During the first quarter of 2005, the Company made the following transactions with these shares:

         Sales of Langley Shares

         Date of Sale   # of Shares Sold    Gross Proceeds        Fees          Net Proceeds
         ------------   ----------------    --------------        ----          ------------
         1/12/05           500,000          $  135,531.50      $  736.11       $  134,795.39
         2/24/05           500,000             158,120.00         849.13          157,270.87
         3/4/05            500,000             158,416.50         851.16          157,564.34
         3/11/05           100,000              30,872.00         214.18           30,657.82
         3/24/05           630,177             181,698.93         968.08          180,730.85
                         ---------          -------------      ---------       -------------
         Total           2,230,177          $  664,638.93      $3,618.66       $  661,020.27
                         =========          =============      =========       =============

ISSUANCE OF COMMON STOCK FOR SERVICES

       On March 1, 2005 the Company submitted an S-8 registering 500,000 common stock shares as payment for services rendered over the last two years by Asciendent Corporation. An expense of $100,660 will be recorded as a consulting fee based on the value of the stock on the date of issuance.

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

Date:  April 15, 2005