Form 10QSB
period 2005-03-31
VISIJET INC
filed 2005-05-18
CIK 1082249

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2005

                                  VisiJet, Inc.

        (Exact name of small business issuer as specified in its charter)

         Delaware                    0-256111                  33-0838660
(State of Incorporation)            (Commission              (IRS Employer
                                    File Number)           Identification No.)

                           1062 Calle Negocio, Suite D
                            San Clemente, Ca., 92673
                    (Address of principal executive offices)

                 Issuer's telephone number, including area code:
                                  949-940-1300

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common stock, $.001 par value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of May 5, 2005 there were 29,993,440 shares of the registrant's Common Stock outstanding.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets at March 31, 2005 and December 31, 2004 ............. 3

         Statements of Operations for the Three Months ended
           March 31, 2005 and 2004 .........................................  4

         Statements of Cash Flows for the Three Months ended March
           31, 2005 and 2004 ................................................ 5

         Notes to Financial Statements ...................................... 6

Item 2.  Management's Discussion and Analysis or Plan of Operation ......... 24

Item 3.  Controls and Procedures ........................................... 27

PART II. OTHER INFORMATION ................................................. 27

Item 1.  Legal Proceedings ................................................. 27

Item 2.  Changes in Securities ............................................. 27

Item 6.  Exhibits and Reports on Form 8-K .................................. 28

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                               Visijet, Inc.

                                               Balance Sheet


                                                                             March 31,        December 31,
                                                                                2005              2004
                                                                            ------------      ------------
                                                                             (unaudited)        (audited)
ASSETS

Current assets:
     Cash and cash equivalents                                              $     10,952      $     22,946
     Marketable securities                                                            --           590,980
     Accounts receivable                                                         162,504           180,145
     Inventory                                                                 2,289,021           634,430
     Prepaid expenses                                                             31,738           209,429

                                                                            ------------      ------------
        Total current assets                                                   2,494,215         1,637,930

     Property and equipment, net                                                  79,073            87,798
     Distribution agreement, net                                               1,559,148         1,654,218
     Patents and trademarks, net                                                  85,433            87,795
                                                                            ------------      ------------

        Total assets                                                        $  4,217,869      $  3,467,741
                                                                            ============      ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                                          1,292,178           889,992
     Customer deposits                                                            17,103            49,198
     Compensation settlement agreement - current portion                          54,864            66,402
     Accrued interest                                                            225,819           277,785
     Accrued expenses                                                            814,598         1,043,516
     Royalty payable                                                              30,000            15,000
     Notes payable to related parties                                            795,613           847,660
     Notes payable                                                                10,000            10,000
     Convertible debenture debt, net                                                  --           897,655
     Secured debenture debt, net                                                      --         1,194,830
                                                                            ------------      ------------
        Total current liabilities                                              3,240,175         5,292,038

     Convertible debenture debt - long term , net                              3,446,635         1,333,601
     Series A convertible preferred stock, 450,000 shares issued and outstanding at March 31, 2005 and December 31, 2004, net of
        unamortized discount of $937,500, (redemption value $4,500,000)          599,154           505,404
                                                                            ------------      ------------
        Total liabilities                                                      7,285,964         7,131,043
                                                                            ------------      ------------

Shareholders' deficit:
     Preferred A stock, 10,000,000 shares authorized, 450,000 shares issued and outstanding at March 31, 2005 and December 31 2004,
        $4,500,000 current redemption value as noted above                            --                --
     Common stock, 100,000,000 shares authorized, $.001 par value,
        29,806,628 shares issued and outstanding at March 31, 2005, and
        28,909,662 shares issued and outstanding at December 31, 2004             29,807            28,910

     Additional paid in capital                                               24,962,943        19,786,546
     Accumulated comprehensive loss                                                   --          (792,009)
     Accumulated deficit                                                     (28,060,845)      (22,686,749)
                                                                            ------------      ------------
        Shareholders' deficit                                                 (3,068,095)       (3,663,302)

                                                                            ------------      ------------
Total liabilities and shareholders' deficit                                 $  4,217,869      $  3,467,741
                                                                            ============      ============


                 The accompanying notes are an integral part of these financial statements


                                                     3

                                      Visijet, Inc.

                                 Statements of Operations
                                       (unaudited)


                                                             Three months ended
                                                   March 31, 2005        March 31, 2004
                                                  ----------------      ----------------
Sales                                             $        324,164      $             --

Cost of Goods Sold                                         198,717                    --

                                                  ----------------      ----------------
Gross Profit                                               125,447                    --
                                                  ----------------      ----------------
Operating expenses:
      General and administrative expenses                1,361,306             1,035,297
      Research and development expenses                    104,987               246,485

                                                  ----------------      ----------------
          Total operating expenses                       1,466,293             1,281,782
                                                  ----------------      ----------------

Loss from operations                                    (1,340,846)           (1,281,782)

Other income (expense):
      Amortization of debt discount                       (549,873)              (30,966)
      Interest expense                                    (159,473)              (25,672)
      Interest expense -beneficial conversion           (3,311,088)                   --
      Other income                                           7,298                    --
      Realized gain on securities                           73,659                    --
                                                  ----------------      ----------------
          Total other expense                           (3,939,477)              (56,638)
                                                  ----------------      ----------------

Loss before provision for taxes                         (5,280,323)           (1,338,420)
Provision for income taxes                                      --                   800

                                                  ----------------      ----------------
Net loss                                                (5,280,323)           (1,339,220)
                                                  ================      ================
Preferred stock dividends and accretions                   (93,750)                   --

                                                  ----------------      ----------------
Net loss available to common shareholders         $     (5,374,073)     $     (1,339,220)
                                                  ================      ================

Net loss per common share - basic and diluted     $          (0.18)     $          (0.06)
                                                  ================      ================

Basic and diluted weighted average
number of common shares outstanding                     29,287,450            22,115,328
                                                  ================      ================


        The accompanying notes are an integral part of these financial statements


                                            4

                                               Visijet, Inc.

                                         Statements of Cash Flows
                                                (unaudited)


                                                                             Three months ended
                                                                     March 31, 2005       March 31, 2004
                                                                     ---------------      ---------------
Cash flows from operating activities
    Net loss                                                         $    (5,374,073)     $    (1,339,220)
Adjustment to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization                                                106,157                9,786
Debt discount amortization                                                   549,873               30,966
Accretion of beneficial conversion on preferred shares                        93,750                   --
Adjustment for beneficial conversion for debt                              3,311,088                   --
Common stock, options, warrants issued for services                          138,369              217,822
Gain on marketable securities, net                                           (70,040)                  --
Changes in assets and liabilities:
    Accounts receivable                                                       17,641                   --
    Prepaid expenses                                                         177,691                  733
    Inventory                                                             (1,654,591)                  --
    Accounts payable                                                         402,186               35,804
    Customer deposits                                                        (32,095)                  --
    Compensation settlement agreement                                        (11,539)             (10,417)
    Royalties payable                                                         15,000              (45,000)
    Other accrued expenses                                                  (228,919)             166,610
    Accrued interest                                                         (51,965)              25,672
                                                                     ---------------      ---------------
Net cash used by operating activities                                     (2,611,467)            (907,244)
                                                                     ---------------      ---------------

Cash flows from investing activities
    Acquisition of property and equipment                                         --                   --
    Purchase of distribution agreement                                            --                   --
                                                                     ---------------      ---------------
Net cash used in investing activities                                             --                   --
                                                                     ---------------      ---------------

Cash flows from financing activities
    Advance from related party                                                    --                  865
    Repayment of advances from related parties                               (52,047)                  --
    Repayment of secured and convertible debentures                       (2,550,000)                  --
    Proceeds from secured debenture                                               --              447,500
    Proceeds from convertible debt                                         4,540,500                   --
    Proceeds from private placements-net                                          --              423,000
    Proceeds from sales of marketable securities                             661,020                   --

                                                                     ---------------      ---------------
Net cash provided by financing activities                                  2,599,473              871,365
                                                                     ---------------      ---------------

Net decrease in cash                                                         (11,994)             (35,879)

Cash, beginning of period                                                     22,946               35,879

                                                                     ---------------      ---------------
Cash, end of period                                                  $        10,952      $            --
                                                                     ===============      ===============

Supplemental disclosures of cash flow information
    Interest paid                                                    $       211,438      $            --
    Taxes paid                                                                    --                  800
    Debenture costs and fees                                                 179,500               52,500
Non-cash transactions
    Warrants issued in connection with secured debenture                          --              178,168
    Warrants issued in connection with convertible debentures              2,046,330                   --
    Common stock issued in connection with convertible debenture             507,613                   --


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

         Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) we have incurred significant losses since our inception; (ii) any material inability to successfully develop our products; (iii) any adverse effect or limitations caused by government regulations; (iv) any adverse effect on our ability to obtain acceptable financing; (v) competitive factors; and(vi) other risks including those identified in our other filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

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

BASIS OF PRESENTATION

         The accompanying financial statements are unaudited and do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary to present fairly the Company's financial position and results of operations, have been included. These interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. Results for interim periods are not necessarily indicative of trends or of results for a full year.

GOING CONCERN

         The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2004, the Company's audited financial statements included a "going concern" qualification from its independent auditors due to the Company's losses accumulated during the development stage and lack of working capital.

         During the period ending March 31, 2005, the Company incurred net losses of $5,374,073. The Company's future capital requirements will depend on many factors, including but not limited to the Company's ability to successfully market and generate operating revenue through product sales, its ability to finalize development and successfully market its waterjet technology, its on-going operational expenses and overall product development costs, including the cost of clinical trials, and competing technological and market developments.

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

DEVELOPMENT STAGE COMPANY

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

INVENTORY

         Inventory is valued at lower of cost or market. Reserves for obsolescence or slow moving inventory are recorded when such conditions are identified. As of March 31, 2005 no such reserves were considered necessary.

ACCOUNTS RECEIVABLE

         The Company regularly reviews accounts and records an allowance for doubtful accounts based on a specific identification basis of those accounts that they consider to be uncollectible. As of March 31, 2005, no allowance for doubtful accounts was considered necessary.

MARKETABLE SECURITIES

         Investments in available-for-sale securities are accounted for in accordance with Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("FAS") 115 "Accounting for Certain Investments in Debt and Equity Securities". In accordance with FAS 115, the securities are stated at their fair market value and any difference between cost and market value is recorded as an unrealized gain or loss classified as a separate component of stockholders' equity - accumulated other comprehensive income.

CLASSIFICATION OF FINANCIAL INSTRUMENTS

         In accordance to FASB Statement of Financial Accounting Standards ("SFAS") 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", financial instruments with mandatory redemption rights are to be recorded as liabilities unless the redemption is to occur upon the liquidation or termination of the issuer. SFAS 150 also specifies that a financial instrument that embodies a conditional obligation is based solely or predominantly on variations inversely related to changes in the fair value of the issuer's equity shares. Based on these characteristics, the Company has recorded the Preferred Series A shares as a long term liability on the balance sheet. See Note 12, Preferred Series A Shares.

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

COMPREHENSIVE INCOME

         The Company adopted the provisions of SFAS 130, "Reporting of Comprehensive Income", which established the standards for the display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in equity during a period except those resulting from the issuance of shares of stock and distributions to shareholders. The Company recorded a comprehensive loss that was incurred as a result of the write down to market of the marketable securities on December 31, 2004. Please review Notes 11 and 12 for more detail on this transaction.

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

         As of March 31, 2005, a total of 2,265,000 options to purchase shares of the Company's common stock were outstanding pursuant to the 2003 Plan.

         The following table summarizes information regarding stock options outstanding at March 31, 2005:

                                               Number of     Weighted Average     Exercisable
                                                Shares        Exercise Price        Shares
                                               ----------------------------------------------
         Outstanding at December 31, 2004       2,470,000      $      0.73         550,000
                      Granted                          --               --              --
               Forfeited                         (145,000)            0.40              --
               Forfeited                          (60,000)            1.10              --
         Outstanding at March 31, 2005          2,265,000      $      0.72         550,000


            SFAS No. 123 requires the Company to provide pro forma information regarding net income (loss) and income (loss) per share as if compensation cost for the Company's stock option issuances had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions used for grants in fiscal years ending 2005: dividend yield of zero percent, risk-free interest rate ranging from 3.29% to 3.35%, expected life of five years, and expected volatility ranging from 43.14% to 83.82%.

         Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's pro forma net loss and loss per share for the three months ended March 31, 2005 and 2004 would have been as follows:

                                              March 31, 2005    March 31, 2004
                                              --------------    --------------
          Net Loss:
              As reported                     $  (5,374,073)    $   (1,339,220)
              SFAS No. 123 effect                   (65,985)           (84,499)
                                              --------------    ---------------
         Pro forma net loss                   $  (5,440,058)    $   (1,423,719)
                                              ==============    ===============

          Loss per share:
              As reported                     $       (0.18)    $        (0.06)
                                              ==============    ===============
              Pro forma                       $       (0.19)    $        (0.06)
                                              ==============    ===============

         Basic and diluted weighted
           average shares outstanding            29,287,450          22,115,328
                                              ==============    ===============

         The following table summarizes information about stock options outstanding at March 31, 2005:

                                 Weighted
                                 Average     Weighted               Weighted
                                Remaining    Average                Average
         Exercise     Number     Life in     Exercise    Number     Exercise
          Price    Outstanding    Years        Price   Exercisable   Price
          -----    -----------    -----        -----   -----------   -----

          $1.10    1,040,000      8.62        $1.10     370,000      $1.10
          $0.40    1,225,000      9.56        $0.40     220,000      $0.40


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

RECLASSIFICATIONS

         Certain reclassifications have been made to the financial statements of the prior year in order to conform to current year's presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 3 - INVENTORY

         Inventory includes finished goods of ophthalmic surgical products purchased pursuant to the Manufacturing, Supply and Distribution Agreement completed in May 2004, and consists of the following at March 31,2005 and December 31, 2004:

                                           March 31, 2005     December 31, 2004
                                           --------------     -----------------

          Completed units and
            disposable supplies            $    1,901,848     $         265,197
          Demonstration units                     211,348               193,408
              Clinical Units                      175,825               175,825
                                           --------------     -----------------
                                           $    2,289,021     $         634,430
                                           ==============     =================

NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at March 31, 2005 and December 31, 2004:
                                           March 31, 2005     December 31, 2004
                                           --------------     -----------------

        Computer and test equipment        $       98,196     $          98,196
        Furniture and fixtures                     33,505                33,505
        Trade show equipment                       47,002                47,002
                                           --------------     -----------------
                                                  178,703               178,703

        Less: accumulated depreciation            (99,630)              (90,905)
                                           --------------     -----------------
                                           $       79,073     $          87,798
                                           ==============     =================

         Depreciation expense for the three months ended March 31, 2005 and March 31, 2004 was $8,725 and $7,424, respectively.

NOTE 5 - DISTRIBUTION AND PATENT AGREEMENTS

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

         Distribution and patent agreements consist of the following at March 31, 2005 and December 31, 2004:

                                          March 31, 2005      December 31, 2004
                                          --------------      -----------------
         Distribution agreements          $    1,901,400      $       1,901,400
                Patent agreements                100,000                100,000

         Less: accumulated amortization         (356,819)              (259,387)
                                          --------------      -----------------
                                          $    1,644,581      $       1,742,013
                                          ==============      =================

         Amortization expense for the three months ended March 31, 2005 and March 31, 2004 was $97,432 and $2,362, respectively. In connection with these agreements, the Company expects to record the following amortization expense over the next five years:

                     Fiscal Year Ended             Amortization Total
                    -------------------          ----------------------

                           12/31/05                     292,297
                           12/31/06                     389,729
                           12/31/07                     389,729
                           12/31/08                     389,729
                           12/31/09                     183,097
                    -------------------          ----------------------
                            Total                     1,644,581
                                                 ======================

  NOTE 6 - ACCRUED EXPENSES

         Accrued expenses consist of the following at March 31, 2005 and December 31 2004:

                                              March 31, 2005   December 31, 2004
                                              --------------   -----------------
              Payroll and related taxes       $     147,101    $        336,695
              Consulting fees                       420,000             375,000
              Litigation settlement fees            129,669             209,669
              Other accruals                        117,828             122,152
                                              --------------   -----------------
                                              $     814,598    $      1,043,516
                                              ==============   =================

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

         The debenture debt was recorded net of discounts totaling $230,668 recorded in connection with the $52,500 of loan fees and expenses, and $178,168, based on a Black-Scholes model valuation, related to the 250,000 warrants issued to debenture holders. In October 2004, additional debt discount of $117,679 was recorded in connection with 125,000 additional warrants issued, based on a Black-Scholes model valuation increasing the total discount recorded to $348,347. During the period ending March 31, 2005, the Company recorded total interest expense of $63,718 in connection with the debenture debt, of which $55,170 resulted from the non-cash amortization of debt discount and $8,548 related to interest accrued during the period on the outstanding principal balance.

        In January 26, 2005, the Company paid the principal balance of $500,000 and the secured debenture agreement was cancelled. The accrued interest of $8,548 remains outstanding as of March 31, 2005.

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

         In January 2005, the Company repaid the entire $750,000 outstanding principal balance, plus accrued interest totaling $6,774, and the 750,000 shares of the Company's common stock held as collateral on the debt were returned and the secured debenture agreement was cancelled.

         As of March 31, 2005 and December 31, 2004, secured debenture debt balance consists of the following:

                                            March 31, 2005    December 31, 2004
                                            --------------    -----------------
         Secured subordinated debenture     $           --    $       1,250,000
         Secured debenture discount                     --              (55,170)
                                            --------------    -----------------
         Secured debenture debt             $           --    $       1,194,830
                                            ==============    =================

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

        As discussed later in this note, in October 2004, the Company agreed to modify certain terms and conditions included in a new Convertible Debenture Agreements that aggregated the principal balances of $2,000,000 of debentures entered into in June and July 2004. The modifications included a reduction in the exercise prices of an aggregate of 1,500,000 previously issued warrants to $0.40 per share, a reduction of the initial conversion price of these debentures to $0.35 per share. As a result of these modifications, the debenture holders agreed to waive all events of default and non-compliance under the covenants of those agreements, and to extend the required Registration Statement filing date deadline to November 1, 2004, and in November 2004, the filing date deadline was further extended to November 15, 2004.

         As a result of this agreement, in October 2004, the Company issued 533,333 additional warrants at an exercise price of $0.40 per share and recorded additional debt discount of $436,388, based on a Black-Scholes model valuation increasing the total discount recorded to $797,181.

          In January 2005, the company paid this debt in full by paying one lender principal of $550,000 and entered into an agreement with the lender providing for the sale of collateral shares in lieu of the interest payment of $34,000. The remaining 469,000 common stock collateral shares were returned to the Company. The Company issued 81,000 shares of common stock to replace the collateral shares used to satisfy the interest on the debt. The second lender accepted payment of $150,000 principal and $8,000 interest for a total of $158,000. The lender agreed to sell the 250,000 collateral shares as compensation for the remaining $100,000 principal. The company will issue 250,000 common stock shares to replace the collateral shares used to satisfy the remaining debt principal balance. Additional warrants of 533,332 were issued in lieu of penalties and the Company recorded an increase to long term discount amortization of $145,563 during the first quarter of 2005. As a result of these activities, these note obligations have been satisfied in full.

          During the period ending March 31, 2005, the Company recorded total interest expense of $124,621 in connection with the debenture debt, of which $116,621 resulted from the non-cash amortization of debt discount and $8,000 related to interest on the outstanding principal balance that was accrued and paid during the period.

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

          On January 14, 2005, the Company entered into convertible debenture agreements with Renn Capital Group, Inc., ("the Renn agreement") and a group of investment funds, several of which were already holders of securities issued by the Company, under which the Investors purchased $7,695,500 in principal amount of convertible debentures from the Registrant. As a result, this loan and its associated discount have been rolled into the Renn agreement. The Renn agreement is discussed in more detail below.

         As of the period ending March 31, 2005, accrued interest of $44,222 had been paid completing the interest obligation on the original notes.

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

         In connection with these debentures, the Company entered into a Registration Rights Agreement with the debenture holders related to the warrants and shares underlying the conversion feature of the debentures that required the Company to file a Registration Statement with the Securities and Exchange within 30 days of the closing of the transaction. Due to the Company's failure to file the Registration Statement within 30 days, the Company was not in compliance with this requirement of the agreement. As discussed in more detail in Note 14, in October 2004 and November 2004 the Company received a waiver of the non-compliance in connection with an amendment to the debentures agreements and an extension of the required Registration Statement filing date deadline to November 15, 2004. As a result of this agreement, in October 2004, the Company issued 250,000 additional warrants, bringing the total warrants issued with this financing to 1,000,000, at an exercise price of $0.40 per share and recorded additional debt discount of $168,542, based on a Black-Scholes model valuation. In addition, 104,285 shares of Common stock were issued as full payment for accrued liquidated damages. The common stock was valued at the closing stock price on date of issuance, October 8, 2004, at $0.50. The company recorded an expense of $52,142.50 during the fourth quarter in conjunction with this stock. Also, in conjunction with the modifications in October 2004, additional discount resulting from the beneficial conversion is recognized as non-cash interest expense requiring $451,330 of non-cash interest expense during the fourth quarter of 2004.

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

         On January 14, 2005, the Company entered into convertible debenture agreements with Renn Capital Group, Inc., ("the Renn agreement") and a group of investment funds, several of which were already holders of securities issued by the Company, under which the Investors purchased $7,695,500 in principal amount of convertible debentures from the Registrant. As a result, this loan and its associated discount have been rolled into the Renn agreement. The Renn agreement is discussed in more detail below.

         During the period ending March 31, 2005, the company paid accrued interest of $28,889 satisfying the interest requirement on the original note.

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

         The debenture debt was recorded net of discounts totaling $460,670 recorded in connection with the $62,000 of loan fees and expenses $203,532, based on a Black-Scholes model valuation, related to the 750,000 warrants issued to debenture holders, $68,572 for the value of the 171,428 shares of common stock, and $126,566 based on a Black-Scholes model valuation, related to the 528,572 warrants issued for commissions.

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

         On January 14, 2005, the Company entered into convertible debenture agreements with Renn Capital Group, Inc., ("the Renn agreement") and a group of investment funds, several of which were already holders of securities issued by the Company, under which the Investors purchased $7,695,000 in principal amount of convertible debentures from the Registrant. As a result, this loan and its associated discount have been rolled into the Renn agreement. The Renn agreement is discussed in more detail below.

         During the period ending March 31, 2005, the company paid accrued interest of $16,355 satisfying the interest requirement on the original note.

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

         In January 2005, the Company repaid the entire $500,000 outstanding principal balance, and the debenture agreement was cancelled. The remaining debt discount of $285,724 was amortized as non-cash interest expense. Alpha has participated in the Renn financing contributing $350,000 of debt principal. All warrants and stock associated with this transaction are included in the Renn Financing discussion below.

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

         On January 14, 2005, the Company entered into convertible debenture agreements with Renn Capital Group, Inc., ("the Renn agreement") and a group of investment funds, several of which were already holders of securities issued by the Company, under which the Investors purchased $7,695,000 in principal amount of convertible debentures from the Registrant. As a result, this loan and its associated discount have been rolled into the Renn agreement. The Renn agreement is discussed in more detail below.

         JANUARY 2005 CONVERTIBLE DEBENTURE

         On January 14, 2005, the Company entered into convertible debenture agreements with Renn Capital Group, Inc. and a group of investment funds, several of which were already holders of securities issued by the Company, under which the Investors could purchase up to $8,195,500 in principal amount of convertible debentures from the Registrant. The Convertible Debentures are convertible into Common Stock of the Company at a rate of $.35 per share, subject to anti-dilution adjustments. The final purchase price consisted of cash of $4,720,000 and the exchange of $2,975,000 in previously issued convertible debentures or an aggregate total of $7,695,000.

         In connection with the transaction the Registrant also issued to the Investors warrants to purchase 8,967,855 shares of common Stock and canceling 1,595,238 of previously issued warrants associated with the October Security Agreement, or a net of 7,372,617 warrants, at an exercise price of $.40 per share . The warrants expire on the fifth anniversary of the date of issuance.

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

         The Company received funding from the above financing with an aggregate principal balance of $4,720,000, and received net proceeds of $4,540,500, after subtracting related placement agent fees and expenses totaling $179,500. The notes bear interest, at an annual rate of 8%, which is due and payable quarterly beginning March 31, 2005. The principal balance of the note, plus any accrued and unpaid interest is due and payable on January 14, 2015, provided however, that on or after January 14, 2008 the Company, at the option of the note holder, may be obligated to repurchase the note at a price equal to 100% of the outstanding principal and interest. The outstanding principal of the debentures may be converted into shares of the Company's common stock, at the option of the note holder, based on an initial conversion price of $0.35 per share, subject to adjustment as defined in the agreement. In addition, the note holders received warrants to purchase 4,720,000 shares of the Company's common stock, exercisable through January 14, 2010 at an exercise price of $0.40 per share.

         The debenture debt was recorded net of discounts totaling $2,752,971 recorded in connection with the $179,500 of loan fees, expenses of $1,288,231, based on a Black-Scholes model valuation, related to the 4,720,000 warrants issued to debenture holders and $561,260, based on the closing price of our common stock on February 15, 2005 of $0.54, for 1,039,370 shares of common stock issued for commission fees and warrants issued for commission of $723,980, based on a Black-Scholes model valuation, related to the 2,652,617 additional warrants issued for commissions and fees.

         The market price of the Company's common stock on the date of issuance of the debentures was $0.50 per share. In accordance with EITF 98-5, as amended by EITF 00-27, because the debentures were sold at an effective conversion price less than the market value of the underlying components of the security, a beneficial conversion to the holders of the debentures occurred. Accordingly, the Company recorded a discount to the principal of the debenture and a corresponding amount to common stock additional paid in capital. The recorded discount resulting from the beneficial conversion is recognized as non-cash interest expense from the date of issuance to the earliest date on which the debt is convertible by note holders. Since the debt was convertible, at the option of the note holders, at any time following issuance, the discount of $3,311,088 will be recorded as non-cash interest expense during the first quarter of 2005.

         During the period ending March 31, 2005, the Company recorded total interest expense of $220,538 in connection with the debenture debt. Of this total, $92,358 resulted from the non-cash amortization of debt discount recorded in connection with loan fees and the value of stock and warrants issued to note holders, and $128,180 resulted from interest accrued during the period on the outstanding principal balance. As of March 31, 2005, the balance on the accrued interest was $118,871.

         CONVERTIBLE DEBENTURE AGREEMENTS - AMENDMENTS

         In January 2005, in connection with the Convertible Debenture Agreements entered into in October 2004, the Company agreed to modify certain terms and conditions included in convertible debenture agreements with an aggregate principal balance of $2,850,000 entered into in June, July and October 2004. The amended debenture agreements with Bushido and Bridges & Pipes were replaced with new convertible debenture agreements in order to conform the terms of these agreements to the terms of new convertible debenture agreements with an aggregate principal balance of $7,695,000 entered into in January 2005, as described above. Under the replacement agreements, the maturity dates of the debentures were extended to January 14, 2015, and other principal terms (i.e. interest rate, conversion price, warrants issued and warrant exercise price) are the same as in the amended agreements described above.


         As of March 31, 2005 and December 31, 2004 , convertible debenture debt balances consists of the following:

         Current:
                                             March 31, 2005    December 31, 2004
                                            ---------------    -----------------
         Convertible debenture              $            --    $      1,300,000
         Convertible debenture discount                  --            (402,345)
                                            ---------------    -----------------
         Convertible debenture - net        $            --    $        897,655
                                            ===============    =================

         Long Term:

                                            ---------------    -----------------
         Convertible debenture              $     7,695,000    $      2,975,000
         Convertible debenture discount          (4,248,365)         (1,641,399)
                                            ---------------    -----------------
         Convertible debenture - net        $     3,446,635    $      1,333,601
                                            ===============    =================


NOTE 9 - NOTES PAYABLE - RELATED PARTIES

SURGIJET, INC. AND RELATED PARTIES

         In October 1998, the Company issued a demand promissory note in the amount of $400,000, plus interest at a variable rate, based on the prime rate to of SurgiJet, Inc. ("SurgiJet"), VisiJet's former parent company. In connection with the Merger Agreement, an amendment to the note agreement was executed in February 2003 under which the accrual of additional interest was halted, and scheduled principal and interest payments were established.

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

         As discussed in more fully Note 14, in October 2004, the parties to the litigation entered into a settlement agreement pursuant to which revised note payable amounts and payment schedules were agreed upon. Based on this agreement, outstanding principal and accrued interest balances related to these notes have been adjusted to reflect the agreed upon amounts, and as a result, the balances at March 31, 2005 and December 31, 2004 are as follows:

                         March 31, 2005                   December 31, 2004
                   Principal        Interest         Principal        Interest
                 ------------     ------------     ------------     ------------
SurgiJet         $    510,623     $      3,148     $    549,774     $     14,347
DentaJet                   --               --               --               --
Lance Doherty          19,000     $      6,910           19,000            6,293
Rex Doherty                --               --               --               --
                 ------------     ------------     ------------     ------------

  Total          $    529,623     $     10,058     $    568,774     $     20,640
                 ============     ============     ============     ============

         During the period ending March 31, 2005, the Company paid $39,151 and $20,849 of principal and interest, respectively.

FINANCIAL ENTREPRENEURS, INC. ("FEI")

         In connection with the Merger Agreement in 2003, the Company assumed a promissory note during 2003 originally entered into between PNAC and FEI, a significant shareholder of the Company, during 2002. The note bears interest at an annual rate of 7.5%, and matures on April 3, 2009. Upon consummation of the merger in February 2003, the outstanding principal and accrued interest payable balances were $206,649 and $11,462, respectively. During the three months ended March 31, 2005, net activity resulted in a decrease to the outstanding principal of $12,896 and a $5,813 increase to interest expense related to this note. As of March 31, 2005, the outstanding principal and accrued interest payable on this note were $265,990 and $57,675, respectively.

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

NOTE 11 - SHAREHOLDERS' EQUITY (DEFICIT)

COMMON STOCK ACTIVITY

         In January 2005, the Company increased the authorized shares to 100,000,000 from 50,000,000.

         During the first quarter of 2005, the Company issued 1,039,370 common stock shares in conjunction with the January financing. The value of the common stock on the date of issue was $0.54 resulting in the recording a long term debenture discount of $561,260. The Company cancelled 134,118 of common shares that were issued in connection with previous financing reducing the debenture discount by $53,647. Common stock shares, totaling 1,219,000 shares that were borrowed and used as collateral in 2004 were returned. The Company issued 331,000 common stock shares to replace the remaining borrowed shares that were used by lenders to satisfy principal and interest payments. The company issued 500,000 free trading shares as compensation for services resulting in the recording of $175,000 of expense. The Company also cancelled 89,286 shares of common stock that were issued for services associated with debt financing recording a decrease in expenses of $36,631.

WARRANT ACTIVITY

         During the first quarter of 2005, the Company issued 5-year warrants to purchase an aggregate of 7,372,617 shares of its common stock at an average exercise price of $0.40 per share.

         In connection with warrants issued during this period, the Company recorded debt discount totaling $2,012,211 related to warrants issued in connection with convertible debenture agreements completed during this quarter and prior year financing. All amounts recorded in connection with these warrants were based on the fair value of the warrants issued using a Black-Scholes model valuation.

         The following table summarizes the number of outstanding common stock warrants as of March 31, 2005:

                                                             Weighted Average
                                                Number         Exercise Price
                                              ----------     ----------------
         Outstanding at December 31, 2004     20,832,718     $           1.64

              Granted                          7,372,617                 0.40
              Forfeited                               --                   --
              Exercised                               --                   --
                                              ----------     ----------------
         Outstanding at March 31, 2005        28,205,335     $           1.16

The following table summarizes additional information with respect to outstanding common stock warrants at March 31, 2005:

                            Number    Weighted  Average Life    Number
         Exercise Price  Outstanding  Remaining  in Months   Exercisable
         -------------- ------------ ----------------------- -----------
           $   0.40       13,906,188            59            13,906,188
           $   0.62          700,000            54               700,000
           $   0.65           20,000            51                20,000
           $   0.75          375,000            57               375,000
           $   .090           86,667            45                86,667
           $   1.00        6,326,480            38             6,326,480
           $   1.23           45,000            34                45,000
           $   1.50           30,000            19                30,000
           $   2.25        4,441,000            42             4,441,000
           $   2.50          505,000            31               505,000
           $   3.00           50,000            34                50,000
           $   5.00        1,720,000            34             1,720,000
                          ----------                          ----------
                          28,205,335                          28,205,335
                          ==========                          ==========


ACCUMULATED COMPREHENSIVE INCOME (LOSS)

The following chart depicts the changes in the accumulated comprehensive income for periods ending March 31, 2005 and December 31, 2004:

                                                        March 31, 2005     December 31, 2004
                                                       ---------------     -----------------
Change in Accumulated Comprehensive Income(Loss)

Unrealized loss from marketable securities             $      (792,009)    $       (792,009)
Reclassification of adjustment from sale
of all held securities                                         792,009                   --
                                                       ================    =================
 Total Accumulated Comprehensive Income/(Loss)         $            --     $       (792,009)
                                                       ================    =================

         This loss was incurred as a result of the write down of the marketable securities to market on December 31, 2004. All of the marketable securities were sold in the first quarter of 2005, and the Company recorded a reclassification adjustment of the other comprehensive income against additional paid in capital.

NOTE 12 - SERIES A PREFERRED SHARES

         In August 2004, the Company entered into an agreement with Langley Park Investments PLC("Langley"), a corporation organized under the laws of England and Wales, in which the Company issued convertible preferred stock in exchange for "ordinary" shares of Langley stock. In October 2004, the Company issued 450,000 shares of Series A Convertible Preferred Stock ("Series A shares"), with a stated value of $10 per share and a redemption value of $4,500,000, to Langley in exchange for 2,477,974 newly issued ordinary shares of Langley with an initial agreed upon value of L(pound)1.00 per share. The Company was charged a commission in conjunction with the sale equal to 10% of the Langley shares leaving 2,230,177 shares available to the Company. Consummation of the transaction was subject to admission of the Langley shares to the London Stock Exchange ("LSE"), which occurred on September 30, 2004 and the initiation of trading on the LSE that began on October 8, 2004. The Series A shares were recorded at a total value of $1,536,653 based on the fair value of the Langley shares on October 8, 2004. On December 31, 2004, the market value of the shares decreased to $590,980. As the Company has classified the shares as an available-for-sale marketable security, the Company recorded an unrealized loss of $792,009, as an accumulated comprehensive loss which is a separate component of equity.

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

         During the first quarter of 2005, the Company sold all of the Langley shares receiving gross proceeds of $664,639. Fees associated with these transactions totaled $3,619 providing a net realized gain of $70,040. Also, a reclassification of the other comprehensive income was recorded against additional paid in capital.

NOTE 13 - SETTLEMENT AGREEMENTS AND LOAN PAYABLE

         In November 2002, the Company entered into settlement agreements with an officer and an employee related to accrued but unpaid fees for consulting services rendered by them prior to the consummation of the Merger in the aggregate of $700,000. Under the agreements a total of $450,000 was converted into 211,267 shares of the Company's common stock, during 2003, based upon the closing price on the effective date the Merger Agreement. The balance owed of $250,000 was converted into two notes payable that bears interest at an annual rate of 3.5% and provide for the principal to be paid over equal installments for the duration of the loans. At March 31, 2005 the aggregate balance on the note was $54,864 and the respective accrued interest payable balance was $10,720.

NOTE 14 - CONTINGENCIES

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

         In addition, the Company agreed to issue 75,000 shares of its Common Stock to SurgiJet, granted SurgiJet a security interest in all of its assets and agreed to provide SurgiJet with a stipulated judgment, which can only be filed by SurgiJet upon an event of default that remains uncured following 10 days after receipt of written notice of such default.

         Payments on all obligations due pursuant to the settlement agreement will be made in monthly installments commencing December 1, 2004. The first payment shall be in the amount of $30,000, thereafter monthly payments shall be $20,000 through December 2005, $25,000 from January 1, 2006 until the obligations are paid in full.

         In accordance with the settlement agreement, SurgiJet and its principals agreed to waive, subject to completion and final report from an independent accounting firm, claims for additional monies owed to them, and to drop their cross-complaint against the Company, its directors and certain of its officers seeking additional monetary damages and rescission of the Merger Agreement.

NOTE 15 - RELATED PARTY TRANSACTIONS

         During the three months ended March 31, 2005, the Company recorded $23,750 and $496, respectively, of consulting fees and expenses to a corporation owned by a director of the Company. As of March 31, 2005, $3,750 related to this agreement was included in accounts payable.

         During the three months ended March 31, 2005, the Company recorded $45,000 of consulting fees in connection with an agreement with a corporation controlled by two shareholders, each of whom own beneficially in excess of 5% of the outstanding shares of the Company's common stock. Pursuant to this agreement, entered into in April 2003, the consultants are entitled to receive a monthly fee of $15,000, provided however that payment of accrued fees is not payable by the Company until such time as the Company has a minimum cash balance of $2.5 million. At March 31, 2005, a total of $360,000 in fees recorded pursuant to this agreement is included in accrued expenses.

         During the three months ended March 31, 2005, the Company reimbursed a corporation controlled by an individual who beneficially owns in excess of 5% of the outstanding shares of common stock of the Company for travel expenses related to business of the Company totaling $12,896.

         In January 2004, the Company entered into a new consulting agreement with Richard H. Keates, M.D., a director of the Company, increasing the monthly retainer to $15,000 per month plus reimbursement of business expenses incurred. Through March 31, 2005, consulting fees and related expenses totaling $45,000 and $7,168, respectively, were recorded pursuant to this agreement, of which $9,685 is included in accounts payable at March 31, 2005.

NOTE 16 - Security Lending Agreement

         In April 2004, the Company and a corporation that beneficially owns in excess of 5% of the outstanding shares of common stock of the Company entered into an agreement pursuant to which the corporation agreed to make available 3 million free-trading shares of the Company's common stock, for use by the Company as collateral in subsequent financing transactions. In accordance with the terms of this agreement, the Company is obligated to pay interest on the value of shares borrowed (assuming a value of $1.00 per share) based on the LIBOR rate plus 50 basis points, and must return the borrowed shares by November 30, 2004. In the event of default, the Company has agreed to file a Registration Statement and to return any shares that had not previously been returned by the due date.

         In May 2004, the Company borrowed a total of 1,550,000 shares of the outstanding common stock in connection with collateral requirements of convertible agreements entered into during that period. In January 2005, the Company received a one-year extension, to November 30, 2005, for the date by which any borrowed shares must be returned.

         As of March 31, 2005, the Company had returned all borrowed shares pursuant to this agreement, and had accrued interest expense totaling $ 10,396.

NOTE 17 - SUBSEQUENT EVENTS

         As of April 11, 2005 the Company is doing business as "Advanced Refractive Technologies." The fictitious name change has been submitted to Orange County Clerk and is pending approval by the stockholders. The Company believes the new name more closely reflects current and future product offerings by the company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following is management's discussion and analysis of certain significant factors that have affected the Company's financial position and operating results during the periods included in the accompanying financial statements, and should be read in conjunction with such financial statements and notes thereto.

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

         During the February 2005 Board of Directors' meeting, the directors agreed to change the name from VisiJet, Inc to "Advanced Refractive Technologies". A "Fictitious Business Name Statement" was filed with Orange County on April 11, 2005. Pending shareholder approval, the Company is currently conducting business as "VisiJet, Inc. dba Advanced Refractive Technologies".

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

SALES AND COST OF SALES

         The Company reported sales revenues for the quarters ending March 31, 2005 and 2004 of $324,164 and $0.00, respectively. The sales during the current period were comprised of domestic sales of $92,470 and international sales of $231,694. VisiJet markets its products in the United States through a direct sales force consisting of four employees and five independent sales representatives. Internationally, our products are sold through independent distributors in each market. Products sold are the EpiLift System, sold in the United States and certain foreign markets, or a Combination Lasitome/EpiLift system, currently sold only in foreign markets. In conjunction with the systems, `disposables,' are also sold consisting of Epi-separators, Lasik blades and vacuum tubing sets that are used on a per procedure basis. Additional components of the system are sold separately, such as handpieces, Epi and Lasik heads, suction rings, etc.

         Cost of goods sold in 2005 was $198,717, resulting in a gross profit of $125,447 or 38.7%. The gross profit was lower than normal resulting from the mix of product sold, higher fulfillment and shipping costs.

         Prior to the completion of the product licensing agreement, the Company did not have any products for sale, and accordingly had no similar sales revenues or cost of sales activity in the comparable 2004 period.

OPERATING EXPENSES

         Operating expenses during the three months ended March 31, 2005 and 2004, increased to $1,466,293 from $1,281,782 in 2005 as a result of the following activity:

                                                     2005              2004
                                                 ------------      ------------

          General and Administrative             $  1,361,306      $  1,035,297
          Research and Development                    104,987           246,485
                                                 ------------      ------------
            Total Operating Expenses             $  1,466,293      $  1,281,782

         The increase in general and administrative expenses in the 2005 period was due primarily to increases in professional and consulting fees, product insurance, amortization expenses related to patents and distribution agreements, and sales and marketing expenses during 2005.

         The decrease in research and development expenses in the 2005 period was due primarily to limited working capital availability during the period, and to a reallocation of resources from research and development to sales and marketing.

OTHER INCOME AND EXPENSE

         Other expenses during the three months ended March 31, 2005, include interest expense of $159,473 and non-cash expenses of $549,873 related to the amortization of debt discount during the period, and $3,311,088 of non-cash interest expense. The non-cash interest expense was recorded based on the intrinsic value of the beneficial conversion feature of convertible debt entered into during the first quarter of 2005. Interest expense in the 2005 period increased from $25,672 for the 2004 period due to an increase in total debt outstanding during 2005. The non-cash expenses related to the amortization of debt discount increased from $30,966 for the same period in 2004.

         Also included in results of operations in 2005 were other income and non-recurring gains of $7,298 and $73,659, respectively. The other income was from a refund of taxes paid in prior periods. The realized gain was the result of the sale of marketable securities over the stated value. The Company sold the securities valued at $590,980 for gross proceeds of $664,639. Fees associated with the transactions of $3,619 were recorded as expenses for the period providing a net realized gain of $70,040.

PREFERRED STOCK ACCRETIONS

         In the fourth quarter of 2004, the Company recorded a preferred stock discount and a corresponding amount to additional paid in capital of $1,125,000. The recorded discount resulted from the beneficial conversion that was recognized as an undeclared dividend and will be accreted over three years or the life of the agreement. This dividend will be reflected in the statement of operations below the "Net loss" line as a component of "Net loss applicable to common shareholders". As a result, an accretion of the discount of $93,750 was recorded during the current period providing a balance of the preferred discount of $937,500 at March 31, 2005.

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS

         As a result of the above revenues and expenses, the net loss for the three months ended March 31, 2005 increased to $5,374,073 compared to $1,339,220 during the same period in 2004.

         Subject to the availability of cash and working capital, we expect sales revenue, and related cost of sales to increase significantly during the remainder of 2005. In addition, expenses related to sales and marketing and research and development activities are expected to increase during the remainder of 2005 as we continue to ramp up our sales and marketing activities related to recently licensed products, and as we move toward completion of product development and regulatory compliance efforts and the ultimate product introduction with respect to the Company's other products under development.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to the second quarter of 2004, we did not have any products for sale, and had not generated any revenue from sales or other operating activities. As such, our principal source of liquidity has been the private placement of equity securities and the issuance of notes payable and convertible debt. Based on our history of losses and negative working capital balance, our financial statements for the year ended December 31, 2004 included a going concern opinion from our outside auditors, which stated there "is substantial doubt" about our ability to continue operating as a going concern.

         During the first three months of 2005, the Company raised net proceeds totaling $5,201,520. From the issuance of convertible debentures, the Company raised $4,540,500 net of $179,500 of related costs, and $661,020 net of $3,619 of related costs, from the sale of marketable securities.

         During the first three months of 2005, the Company utilized $2,611,467 to fund operating activities and $2,599,473 in investing activities.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY  SECURITIES AND USE OF PROCEEDS

         On January 14, 2005, the Company entered into convertible debenture agreements with Renn Capital Group, Inc. and a group of investment funds, several of which were already holders of securities issued by the Company, under which the Investors could purchase up to $8,195,500 in principal amount of convertible debentures from the Registrant. The Convertible Debentures are convertible into Common Stock of the Company at a rate of $.35 per share, subject to anti-dilution adjustments. The final purchase price consisted of cash of $4,720,000 and the exchange of $2,975,000 in previously issued convertible debentures for an aggregate total of $7,695,000.

         In connection with the transaction the Registrant also issued to the Investors warrants to purchase 8,967,855 shares of common Stock and canceling 1,595,238 of previously issued warrants associated with the October Security Agreement, or a net of 7,372,617 warrants, at an exercise price of $.40 per share. The warrants expire on the fifth anniversary of the date of issuance.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         In January 2005 the holders of a majority of the outstanding shares of the Company's Common Stock, acting by written consent, approved an increase in the authorized Common Stock of the Company from 50 million shares to 100 million shares.

ITEM 6.  EXHIBITS

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


REPORTS ON FORM 8-K
 (None)


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

Date:  May 18, 2005