Form 10QSB/A
period 2004-06-30
Advanced Refractive Technologies, Inc.
filed 2005-08-01
CIK 1082249

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 3
                                       TO
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2004

                     Advanced Refractive Technologies, Inc.
                            (formerly VisiJet, Inc.)

        (Exact name of small business issuer as specified in its charter)

         Delaware                    0-256111                  33-0838660
(State of Incorporation)            (Commission              (IRS Employer
                                    File Number)           Identification No.)

                               1062D Calle Negocio
                               San Clemente 92673

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

         10.10* Manufacturing, Supply and Distribution Agreement, dated April 27, 2004 between VisiJet, Inc. and Gebauer Medizintechnik GmbH

--------------------------------------------------------------------------------
         * Confidential treatment has been sought with respect to a portion of this exhibit, which has been filed separately with the Commission pursuant to a request for confidential treatment.


                                   Signatures

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Advanced Refractive Technologies, Inc.
                                          a Delaware corporation

                                          By: /s/ Laurence M. Schreiber
                                              ---------------------------------
                                              Laurence M. Schreiber, Secretary,
                                              Treasurer, Chief Operating
                                              Officer

Date:  August 1, 2005