Form 10QSB
period 2005-06-30
Advanced Refractive Technologies, Inc.
filed 2005-08-24
CIK 1082249

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the quarterly period ended June 30, 2005

                     Advanced Refractive Technologies, Inc.

        (Exact name of small business issuer as specified in its charter)

               Delaware              0-256111             33-0838660
      (State of Incorporation)     (Commission          (IRS Employer
                                   File Number)       Identification No.)

                           1062 Calle Negocio, Suite D
                             San Clemente, CA 92673
                    (Address of principal executive offices)

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


       As of August 19, 2005 there were 34,452,589 shares of registrant's
                            Common Stock outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                          Advanced Refractive Technologies, Inc.

                                                    Balance Sheet

                                                                                          June 30,      December 31,
                                                                                            2005            2004
                                                                                        ------------    ------------
                                                                                         (unaudited)      (audited)
ASSETS

Current assets:
      Cash and cash equivalents                                                         $        300    $     22,946
      Marketable securities                                                                        -         590,980
      Accounts receivable                                                                     97,718         180,145
      Inventory                                                                            2,327,281         634,430
      Prepaid expenses                                                                        42,721         209,429
                                                                                        ------------    ------------
           Total current assets                                                            2,468,020       1,637,930

      Property and equipment, net                                                             99,320          87,798
      Distribution agreement, net                                                          1,464,078       1,654,218
      Patents and trademarks, net                                                             83,071          87,795
                                                                                        ------------    ------------

           Total assets                                                                 $  4,114,489    $  3,467,741
                                                                                        ============    ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
      Accounts payable                                                                     1,850,571         889,992
      Customer deposits                                                                       17,103          49,198
      Compensation settlement agreement - current portion                                     54,864          66,402
      Accrued interest                                                                       394,874         277,785
      Accrued expenses                                                                     1,075,703       1,043,516
      Royalty payable                                                                         45,000          15,000
      Notes payable to related parties                                                       780,232         847,660
      Notes payable                                                                           10,000          10,000
      Convertible debenture debt, net                                                              -         897,655
      Secured debenture debt, net                                                                  -       1,194,830
                                                                                        ------------    ------------
           Total current liabilities                                                       4,228,347       5,292,038

      Convertible debenture debt - long term , net                                         3,556,359       1,333,601
      Series A Convertible Preferred Stock, 450,000 shares issued and outstanding at June 30, 2005 and December 31, 2004, net of
           unamortized discount of $843,750, (redemption value $4,500,000)                   692,904         505,404
                                                                                        ------------    ------------
           Total liabilities                                                               8,477,610       7,131,043
                                                                                        ------------    ------------

Shareholders' deficit:
      Series A Convertible Preferred Stock, 10,000,000 shares authorized,
           450,000 shares issued and outstanding at June 30, 2005 and
           December 31 2004, $4,500,000 current redemption value as noted above                    -               -
      Common stock, 100,000,000 shares authorized, $.001 par value,
           32,585,055 shares issued and outstanding at June 30, 2005, and
           28,909,662 shares issued and outstanding at December 31, 2004                      32,585          28,910

      Additional paid in capital                                                          25,245,091      19,786,546
      Accumulated comprehensive loss                                                               -        (792,009)
      Accumulated deficit                                                                (29,640,798)    (22,686,749)

                                                                                        ------------    ------------
           Shareholders' deficit                                                          (4,363,122)     (3,663,302)
                                                                                        ------------    ------------
Total liabilities and shareholders' deficit                                             $  4,114,488    $  3,467,741
                                                                                        ============    ============


The accompanying notes are an integral part of these financial statements




                                        Advanced Refractive Technologies, Inc.

                                             Statements of Operations
                                                    (unaudited)

                                                          Three months ended               Six months ended
                                                     June 30, 2005   June 30, 2004   June 30, 2005   June 30, 2004
                                                   ---------------------------------------------------------------

Sales                                                $    298,310    $     54,970    $    622,474          54,970

Cost of Goods Sold                                        172,586          26,834         371,303          26,834
                                                   --------------------------------------------------------------
Gross Profit                                              125,724          28,136         251,171          28,136
                                                   --------------------------------------------------------------
                                                                                                -               -
Operating expenses:
      General and administrative expenses               1,256,881       3,979,679       2,618,187       5,014,976
      Research and development expenses                    70,647         162,496         175,634         408,981
                                                   --------------------------------------------------------------
           Total operating expenses                     1,327,528       4,142,175       2,793,821       5,423,957
                                                   --------------------------------------------------------------

Loss from operations                                   (1,201,804)     (4,114,039)     (2,542,650)     (5,395,821)

Other income (expense):
      Amortization of debt discount                      (109,724)       (544,000)       (659,597)       (575,000)
      Interest expense                                   (173,674)        (71,107)       (333,147)        (96,745)
      Interest expense -beneficial conversion                   -               -      (3,311,088)
      Other income                                              -               -           7,298
      Realized gain on securities                               -               -          73,659               -
                                                   --------------------------------------------------------------
           Total other expense                           (283,398)       (615,107)     (4,222,875)       (671,745)
                                                   --------------------------------------------------------------

Loss before provision for taxes                        (1,485,202)     (4,729,146)     (6,765,525)     (6,067,566)
Provision for income taxes                                  1,000               -           1,000             800
                                                   --------------------------------------------------------------
Net loss                                               (1,486,202)     (4,729,146)     (6,766,525)     (6,068,366)
                                                   ==============================================================
Preferred stock dividends and accretions                  (93,750)              -        (187,500)              -
                                                   --------------------------------------------------------------
Net loss available to common shareholders            $ (1,579,952)   $ (4,729,146)   $ (6,954,025)   $ (6,068,366)
                                                   ==============================================================

Net loss per common share - basic and diluted        $      (0.05)   $      (0.18)   $      (0.23)   $      (0.25)
                                                   ==============================================================

Basic and diluted weighted average
number of common shares outstanding                    30,138,679      26,625,762      30,174,163      24,370,545
                                                   ==============================================================


The accompanying notes are an integral part of these financial statements




                                  Advanced Refractive Technologies, Inc.

                                       Statements of Cash Flows
                                             (unaudited)


                                                                              Six months ended
                                                                        June 30, 2005   June 30, 2004
                                                                       ------------------------------
Cash flows from operating activities
    Net loss                                                            $ (6,954,025)   $ (6,068,366)
Adjustment to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization                                                213,572          76,614
Debt discount amortization                                                   659,597         575,133
Accretion of beneficial conversion on preferred shares                       187,500               -
Adjustment for beneficial conversion for debt                              3,311,088               -
Common stock, options, warrants issued for services                          407,526       2,649,954
Warrants repricing in connection with debt guarantee                          15,769         546,403
Gain on marketable securities, net                                            (70,040)              -
Changes in assets and liabilities:
    Accounts receivable                                                       82,427               -
    Prepaid expenses                                                         166,708          (2,660)
    Inventory                                                             (1,692,851)       (179,984)
    Accounts payable                                                         960,579         172,109
    Customer deposits                                                        (32,095)              -
    Compensation settlement agreement                                        (11,539)        (10,418)
    Royalties payable                                                         30,000         (30,000)
    Other accrued expenses                                                    32,187         189,319
    Accrued interest                                                         117,089          58,509
                                                                       ------------------------------
Net cash used by operating activities                                     (2,576,508)     (2,023,387)
                                                                       ------------------------------

Cash flows from investing activities
    Acquisition of property and equipment                                    (30,230)        (31,222)
    Purchase of distribution agreement                                             -      (1,188,900)
                                                                       ------------------------------
Net cash used in investing activities                                        (30,230)     (1,220,122)
                                                                       ------------------------------

Cash flows from financing activities
    Advance from related party                                                     -         256,305
    Repayment of advances from related parties                               (67,428)       (200,000)
    Repayment of secured and convertible debentures                       (2,550,000)              -
    Proceeds from secured debenture                                                -       1,109,688
    Proceeds from convertible debt                                         4,540,500       1,575,000
    Proceeds from private placements-net                                           -         526,500
    Proceeds from sales of marketable securities                             661,020               -

                                                                       ------------------------------
Net cash provided by financing activities                                  2,584,092       3,267,493
                                                                       ------------------------------

Net decrease in cash                                                         (22,646)         23,984

Cash, beginning of period                                                     22,946          35,879
                                                                       ------------------------------
Cash, end of period                                                     $        300    $     59,863
                                                                       ==============================

Supplemental disclosures of cash flow information
    Interest paid                                                       $    216,058    $     45,916
    Taxes paid                                                                     -             800
    Debenture costs and fees                                                 179,500         357,500
Non-cash transactions
    Warrants issued in connection with secured debenture                           -         988,983
    Warrants issued in connection with convertible debentures              2,046,330               -
    Warrants issued in connection with debt guarantee                         15,769         546,403
    Common stock issued in connection with convertible debenture             507,613         106,500
    Common stock issued as collateral                                                          3,400

The accompanying notes are an integral part of these financial statements


                                                  5

                     ADVANCED REFRACTIVE TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                          NOTE 1 - NATURE OF OPERATIONS

                           FORWARD LOOKING STATEMENTS


     This Report on Form 10-QSB, press releases and certain information provided periodically in writing or orally by our officers or our agents contain forward-looking statements that involve risks and uncertainties within the meaning of Sections 27A of the Securities Act, as amended; Section 21E of the Securities Exchange Act of 1934; and the Private Securities Litigation Reform Act of 1995. The words, such as "may," "would," "could," "anticipate," "estimate," "plans," "potential," "projects," "continuing," "ongoing," "expects," "believe," "intend" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this Form 10-QSB and include all statements that are not statements of historical fact regarding intent, belief or current expectations of the Company, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) our continued development of our technology; (iv) market and other trends affecting our future financial condition; (v) our growth and operating strategy.

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

HISTORY AND MERGER

     Advanced Refractive Technologies, Inc. ("ART" or the "Company") is a medical device company focused on the marketing and development of ophthalmic surgery products for use in the laser eye surgery and cataract surgery markets. Through June 30, 2004, the Company was in the development stage, as its efforts had been principally devoted to organizational activities, raising capital and research and development. However, based on operating revenues generated by the Company in the third quarter of 2004, the Company is no longer considered to be in the development stage.

     The Company was incorporated on February 2, 1996, as a wholly owned subsidiary of SurgiJet, Inc. to develop and distribute medical products based on patented waterjet-based technology licensed from SurgiJet. In May 1999, the Company was spun off from SurgiJet through a distribution of common stock to its shareholders, after which SurgiJet had no remaining ownership interest in the Company.

     In December 2002 the Company entered into a merger agreement with Ponte Nossa Acquisition Corp., a Delaware corporation ("the Merger") that had been incorporated as a blank check company in 1997. The agreement called for the merger of the two companies into a single company through the merger of an acquisition subsidiary, VisiJet Acquisition Corporation, into the Company. The merger was consummated on February 11, 2003, and immediately thereafter, the Company was merged into Ponte Nossa Acquisition Corp., and the surviving company's name was changed to "VisiJet, Inc." In 2005, the Company's name was changed to Advanced Refractive Technologies, Inc.

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

     The Company is actively pursuing additional financing, and in this regard is in discussions with several parties related to potential financing arrangements. However, the Company does not currently have sufficient cash or working capital available to continue to fund operations, to meet its contractual obligations, to market the recently licensed products or to complete its on-going product development efforts. As such, our ability to secure additional financing on a timely basis is critical to our ability to stay in business and to pursue planned operational activities.

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

     During the period ending June 30, 2005, the Company incurred net losses of $6,954,024. The Company's future capital requirements will depend on many factors, including but not limited to the Company's ability to successfully market and generate operating revenue through product sales, its ability to finalize development and successfully market its waterjet technology, its on-going operational expenses and overall product development costs, including the cost of clinical trials, and competing technological and market developments.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DEVELOPMENT STAGE COMPANY

     Advanced Refractive Technologies, Inc., as described in the merger and history segment above, was in the development stage through December 31, 2003. The year 2004 is the first year during which the Company is considered an operating company and is no longer in the development stage.

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

INVENTORY

     Inventory is valued at lower of cost or market. Reserves for obsolescence or slow moving inventory are recorded when such conditions are identified. As of June 30, 2005 no such reserves were considered necessary.

ACCOUNTS RECEIVABLE

     The Company regularly reviews accounts and records an allowance for doubtful accounts based on a specific identification basis of those accounts that they consider to be uncollectible. As of June 30, 2005, no allowance for doubtful accounts was considered necessary.

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

STOCK-BASED COMPENSATION

     As of June 30, 2005, a total of 2,265,000 options to purchase shares of the Company's common stock were outstanding pursuant to the 2003 Plan.

     The following table summarizes information regarding stock options outstanding at June 30, 2005:

                                        Number of  Weighed Average  Exercisable
                                          Shares   Exercise Price     Shares
                                          ------   --------------     ------

Outstanding at December 31, 2004        2,470,000     $   0.73        550,000
Granted                                      --           --             --
Forfeited                                (145,000)        0.40           --
Forfeited                                 (60,000)        1.10           --
Outstanding at June 30, 2005            2,265,000     $   0.72        550,000

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

     Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's pro forma net loss and loss per share for the three months and six months ended June 30, 2005 and 2004 would have been as follows:

                                   For the Three Months           For the Six Months
                                       Ended June 30                 Ended June 30
                                       -------------                 -------------
                                    2005           2004           2005          2004
                                    ----           ----           ----          ----
Net loss as reported            (1,579,151)    (4,729,146)    (6,954,024)    (6,068,366)

SFAS No. 123 effect                (65,984)       (84,499)      (131,969)      (168,999)
                              ----------------------------------------------------------

Pro forma net loss              (1,645,135)    (4,813,645)    (7,085,993)    (6,237,365)
                              ==========================================================

Loss per share, basic and
diluted as reported                  (0.05)         (0.18)         (0.23)         (0.25)
                              ==========================================================

Pro forma                            (0.05)         (0.18)         (0.23)         (0.26)
                              ==========================================================
Basic and diluted weighted
average shares outstanding      30,138,679     26,625,762     30,174,163     24,370,545

The following table summarizes information about stock options outstanding at June 30, 2005:

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

NOTE 3 - INVENTORY

     Inventory includes finished goods of ophthalmic surgical products purchased pursuant to the Manufacturing, Supply and Distribution Agreement completed in May 2004, and consists of the following at June 30, 2005 and December 31, 2004:

                                           June 30, 2005  December 31, 2004
                                           -------------  -----------------

Completed units and disposable supplies      $1,940,109      $  265,197
Demonstration units                             211,348         193,408
         Clinical Units                         175,825         175,825
                                             ----------      ----------
                                             $2,327,281      $  634,430
                                             ==========      ==========

NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at June 30, 2005 and December 31, 2004:

                                           June 30, 2005  December 31, 2004
                                           -------------  -----------------

Computer and test equipment                  $   98,196      $   98,196
Furniture and fixtures                           33,505          33,505
Trade show equipment                             47,002          47,002
Leasehold improvements                           30,229               0
                                             ----------      ----------
                                                208,932         178,703

Less: accumulated depreciation                 (109,613)        (90,905)
                                             ----------      ----------
                                             $   99,319      $   87,798
                                             ==========      ==========

     Depreciation expense for the six months ended June 30, 2005 and 2004 was $18,708 and $14,847, respectively.

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

     Distribution and patent agreements consist of the following at June 30, 2005 and December 31, 2004:

                                       June 30, 2005  December 31, 2004
                                       -------------  -----------------

Distribution agreements                 $ 1,901,400      $ 1,901,400
    Patent agreements                       100,000          100,000

Less: accumulated amortization             (454,251)        (259,387)
                                        -----------      -----------
                                        $ 1,547,149      $ 1,742,013
                                        ===========      ===========

     Amortization expense for the three months ended June 30, 2005 and 2004 was $194,864 and $61,766, respectively. In connection with these agreements, the Company expects to record the following amortization expense over the next five years:

                Fiscal Year Ended          Amortization Total
                -----------------          ------------------

                    12/31/05                   292,297
                    12/31/06                   389,729
                    12/31/07                   389,729
                    12/31/08                   389,729
                    12/31/09                   183,097
                                           ------------------
                    Total                      1,644,581
                                           ==================

NOTE 6 - ACCRUED EXPENSES

     Accrued expenses consist of the following at June 30, 2005 and December 31 2004:

                                     June 30, 2005   December 31, 2004
                                     -------------   -----------------

Payroll and related taxes             $  413,175        $  336,695
Consulting fees                          482,273           375,000
Litigation settlement fees               129,669           209,669
Other accruals                            50,586           122,152
                                      ----------        ----------
                                      $1,075,703        $1,043,516
                                      ==========        ==========

Note 7 - CONVERTIBLE DEBENTURES

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

     During June 24, 2005, the Company revised the effective conversion price for the debentures and any and all warrants in the January 2005 financing transaction at a price of $.095 per share. The price was above the closing stock price thus no additional beneficial conversion was recorded.

     During the period ending June 30, 2005, the Company recorded total interest expense of $473,620 in connection with the debenture debt. Of this total, $202,082 resulted from the non-cash amortization of debt discount recorded in connection with loan fees and the value of stock and warrants issued to note holders, and $271,538 resulted from interest accrued during the period on the outstanding principal balance. As of March 31, 2005, the balance on the accrued interest was $262,231.


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


As of June 30, 2005 and December 31, 2004, convertible debenture debt balances consists of the following:

Current:
                                         June 30, 2005    December 31, 2004
                                         -------------    -----------------
Convertible debenture                     $      --          $ 1,300,000
Convertible debenture discount                   --             (402,345)
                                          -----------        -----------
Convertible debenture - net               $      --          $   897,655
                                          ===========        ===========

Long Term:

                                         June 30, 2005    December 31, 2004
                                         -------------    -----------------
Convertible debenture                     $ 7,695,000        $ 2,975,000
Convertible debenture discount             (4,138,641)        (1,641,399)
                                          -----------        -----------
Convertible debenture - net               $ 3,556,359        $ 1,333,601
                                          ===========        ===========


NOTE 8 - NOTES PAYABLE - RELATED PARTIES

SURGIJET, INC. AND RELATED PARTIES

     In October 1998, the Company issued a demand promissory note in the amount of $400,000, plus interest at a variable rate, based on the prime rate to of SurgiJet, Inc. ("SurgiJet"), Advanced Refractive Technologies, Inc.'s former parent company. In connection with the Merger Agreement, an amendment to the note agreement was executed in February 2003 under which the accrual of additional interest was halted, and scheduled principal and interest payments were established.

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

     As discussed in more fully Note 14, in October 2004, the parties to the litigation entered into a settlement agreement pursuant to which revised note payable amounts and payment schedules were agreed upon. Based on this agreement, outstanding principal and accrued interest balances related to these notes have been adjusted to reflect the agreed upon amounts, and as a result, the balances at June 30, 2005 and December 31, 2004 are as follows:

                         June 30, 2005           December 31, 2004
                         Principal   Interest    Principal   Interest
                         ---------   ---------   ---------   ---------

SurgiJet                 $ 495,242   $       0   $ 549,774   $  14,347
DentaJet                      --          --          --          --
Lance Doherty               19,000   $   7,556      19,000       6,293
Rex Doherty                   --          --          --          --
                         ---------   ---------   ---------   ---------

Total                    $ 514,242   $   7,556   $ 568,774   $  20,640
                         =========   =========   =========   =========

During the period ending June 30, 2005, the Company paid $54,532 and $25,468 of principal and interest, respectively.

FINANCIAL ENTREPRENEURS, INC. ("FEI")

     In connection with the Merger Agreement in 2003, the Company assumed a promissory note during 2003 originally entered into between PNAC and FEI, a significant shareholder of the Company, during 2002. The note bears interest at an annual rate of 7.5%, and matures on April 3, 2009. Upon consummation of the merger in February 2003, the outstanding principal and accrued interest payable balances were $206,649 and $11,462, respectively. During the three months ended March 31, 2005, net activity resulted in a decrease to the outstanding principal of $12,896 and a $5,813 increase to interest expense related to this note. As of June 30, 2005, the outstanding principal and accrued interest payable on this note were $265,990 and $63,727, respectively.

NOTE 9 - SHAREHOLDERS' EQUITY (DEFICIT)

COMMON STOCK ACTIVITY

     In January 2005, the Company increased the authorized shares to 100,000,000 from 50,000,000.

     During the first six months of 2005, the Company issued a total of 3,675,393 shares of common stock. Of which, 1,039,370 common stock shares were issued in conjunction with the January financing. The value of the common stock on the date of issue was $0.54 resulting in the recording a long term debenture discount of $561,260. The Company cancelled 134,118 of common shares that were issued in connection with previous financing reducing the debenture discount by $53,647. Common stock shares, totaling 750,000 shares that were borrowed and used as collateral in 2004 were returned. The Company issued 331,000 common stock shares to replace the remaining borrowed shares that were used by lenders to satisfy principal and interest payments. The company issued 3,278,427 free trading shares as compensation for services resulting in the recording of $284,925 of expenses. The Company also cancelled 89,286 shares of common stock that were issued for services associated with debt financing recording a decrease in expenses of $36,631.


WARRANT ACTIVITY

     During the first six months of 2005, the Company issued 5-year warrants to purchase an aggregate of 7,372,617 shares of its common stock at an average exercise price of $0.40 per share.

     In connection with warrants issued during this period, the Company recorded debt discount totaling $2,012,211 related to warrants issued in connection with convertible debenture agreements completed during this quarter and prior year financing. All amounts recorded in connection with these warrants were based on the fair value of the warrants issued using a Black-Scholes model valuation.

     The Company cancelled 829,295 warrants originally issued to purchase common stock at $5.00 per share and replaced them with warrants issued to purchase common stock at $0.70 per share. This resulted in a debt guarantee expense of $15,769.

     The following table summarizes the number of outstanding common stock warrants as of June 30, 2005:

                                                          Weighted Average
                                                Number     Exercise Price
                                             -----------   --------------

Outstanding at December 31, 2004              20,832,718    $      1.64

Granted                                        7,372,617           0.40
Forfeited                                           --             --
Exercised                                           --             --
                                             -----------    -----------
Outstanding at March 31, 2005                 28,205,335    $      1.16

Granted                                          829,295           0.70
Forfeited                                       (829,295)          5.00
Exercised                                           --             --
                                             -----------    -----------
Outstanding at June 30, 2005                  28,205,335    $      1.04


     The following table summarizes additional information with respect to outstanding common stock warrants at June 30, 2005:

                      Number    Weighted Average Life     Number
  Exercise Price   Outstanding   Remaining in Months    Exercisable
  --------------   -----------   -------------------    -----------
      $0.40         13,906,188               56         13,906,188
      $0.62            700,000               51            700,000
      $0.65             20,000               48             20,000
      $0.70            829,295               31            829,295
      $0.75            375,000               54            375,000
      $.090             86,667               42             86,667
      $1.00          6,326,480               35          6,326,480
      $1.23             45,000               31             45,000
      $1.50             30,000               16             30,000
      $2.25          4,441,000               39          4,441,000
      $2.50            505,000               28            505,000
      $3.00             50,000               31             50,000
      $5.00            890,705               31            890,705
                                     ----------         ----------
                                     28,205,335         28,205,335
                                     ==========         ==========

NOTE 10 - SERIES A PREFERRED SHARES

     In August 2004, the Company entered into an agreement with Langley Park Investments PLC ("Langley"), a corporation organized under the laws of England and Wales, in which the Company issued convertible preferred stock in exchange for "ordinary" shares of Langley stock. In October 2004, the Company issued 450,000 shares of Series A Convertible Preferred Stock ("Series A shares"), with a stated value of $10 per share and a redemption value of $4,500,000, to Langley in exchange for 2,477,974 newly issued ordinary shares of Langley with an initial agreed upon value of L (pound) 1.00 per share. The Company was charged a commission in conjunction with the sale equal to 10% of the Langley shares leaving 2,230,177 shares available to the Company. Consummation of the transaction was subject to admission of the Langley shares to the London Stock Exchange ("LSE"), which occurred on September 30, 2004 and the initiation of trading on the LSE that began on October 8, 2004. The Series A shares were recorded at a total value of $1,536,653 based on the fair value of the Langley shares on October 8, 2004. On December 31, 2004, the market value of the shares decreased to $590,980. As the Company has classified the shares as an available-for-sale marketable security, the Company recorded an unrealized loss of $792,009, as an accumulated comprehensive loss which is a separate component of equity.

     In accordance with SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", financial instruments with mandatory redemption rights are to be recorded as liabilities unless the redemption is to occur upon the liquidation or termination of the issuer. SFAS 150 also specifies that a financial instrument that embodies a conditional obligation that is based on settlement by the issuance of a variable number of the issuer's equity shares associated with a fixed monetary amount is required to be classified as a liability. Based on characteristics of the agreement as described above, the Company has recorded the Preferred Series A shares as a long term liability on the balance sheet.

     During the first quarter of 2005, the Company sold all of the Langley shares receiving gross proceeds of $664,639. Fees associated with these transactions totaled $3,619 providing a net realized gain of $70,040. Also, a reclassification of the other comprehensive income was recorded against additional paid in capital.

NOTE 11 - SETTLEMENT AGREEMENTS AND LOAN PAYABLE

     In November 2002, the Company entered into settlement agreements with an officer and an employee related to accrued but unpaid fees for consulting services rendered by them prior to the consummation of the Merger in the aggregate of $700,000. Under the agreements a total of $450,000 was converted into 211,267 shares of the Company's common stock, during 2003, based upon the closing price on the effective date the Merger Agreement. The balance owed of $250,000 was converted into two notes payable that bear interest at an annual rate of 3.5% and provide for the principal to be paid over equal installments for the duration of the loans. At June 30, 2005 the aggregate balance on the note was $54,864 and the respective accrued interest payable balance was $11,292.

NOTE 12 - RELATED PARTY TRANSACTIONS

     During the three months ended June 30, 2005, the Company recorded $39,250 and $948, respectively, of consulting fees and expenses to a corporation owned by a director of the Company. As of June 30, 2005, $12,054 related to this agreement was included in accounts payable.

     During the three months ended June 30, 2005, the Company recorded $45,000 of consulting fees in connection with an agreement with a corporation controlled by two shareholders, each of whom own beneficially in excess of 5% of the outstanding shares of the Company's common stock. Pursuant to this agreement, entered into in April 2003, the consultants are entitled to receive a monthly fee of $15,000, provided however that payment of accrued fees is not payable by the Company until such time as the Company has a minimum cash balance of $2.5 million. At June 30, 2005, a total of $360,000 in fees recorded pursuant to this agreement is included in accrued expenses.

     During the three months ended June 30, 2005, the Company reimbursed a corporation controlled by an individual who beneficially owns in excess of 5% of the outstanding shares of common stock of the Company for travel expenses related to business of the Company totaling $12,896.

     In January 2004, the Company entered into a new consulting agreement with Richard H. Keates, M.D., a director of the Company, increasing the monthly retainer to $15,000 per month plus reimbursement of business expenses incurred. Through June 30, 2005, consulting fees and related expenses totaling $90,000 and $10,438, respectively, were recorded pursuant to this agreement, of which $57,985 is included in accounts payable at June 30, 2005.

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

     As of June 30, 2005, the Company had returned all borrowed shares pursuant to this agreement, and had accrued interest expense totaling $26,430.

NOTE 14 - SUBSEQUENT EVENTS

     A dispute has arisen between the Company and  Gebauer Medizintechnik
GmbH ("Gebauer") concerning the Manufacturing and Distribution Agreement between the two parties. The Company has taken the position that it is owed funds or, in the alternative, it owns a substantial quantity of pre-paid inventory, while Gebauer believes that it is entitled to additional payments before it is obligated to release inventory to the Company. The disagreement appears to arise out of a difference between accounting principles used in Germany and those applicable in the United States. The parties have agreed to have an independent auditor review all the books, records and transactions between the parties and to abide by the auditor's decision. In the interim, however, Gebauer refuses to manufacture or deliver additional equipment under the agreement. Since all of the Company's revenues to date have flowed from the relationship with Gebauer, this dispute is likely to have a material adverse effect on the Company until it is resolved. In order to mitigate the effect of the dispute, the Company has identified additional suppliers to deliver the products; however, there can be no assurance that it will be successful in meeting customer demand, or in resolving the dispute with Gebauer.

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

CORPORATE HISTORY

     Advanced Refractive Technologies, Inc. (the "Company" or "ART"), formerly known as Ponte Nossa Acquisition Corp ("PNAC"), is a Delaware corporation engaged in the research and development of surgical equipment for use in the field of ophthalmology.

     The Company was incorporated in California on February 2, 1996 as a wholly owned subsidiary of SurgiJet, Inc ("SurgiJet"), a developer of waterjet technology for a variety of medical and dental applications. In May 1999, the Company was spun off from SurgiJet through a distribution of common stock to its shareholders, after which SurgiJet had no remaining ownership interest in the Company.

     On February 11, 2003 the Company completed a merger with PNAC, a Delaware corporation incorporated in 1997. Pursuant to the merger agreement between the Company and PNAC (the "Merger Agreement"), the Company merged into PNAC. Since this transaction resulted in the shareholders of the Company acquiring a majority of the outstanding shares of PNAC, for financial reporting purposes the business combination was accounted for as a recapitalization of PNAC (a reverse acquisition with the Company as the accounting acquirer). Subsequently, PNAC changed its name to VisiJet, Inc., and later to Advanced Refractive Technologies, Inc.

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

     Initial sales of the EpiLift and LasiTome systems were in Europe and certain countries in which the products had received required regulatory clearance for marketing. Marketing of the EpiLift System in the United States began in September 2004, following receipt of 510(K) clearance for marketing from the United States Food and Drug Administration ("FDA"). Revenues from both the EpiLift and LasiTome Systems are generated through both the initial sale of the respective devices and accessories and through recurring sales of disposable separators or blades. A dispute has arisen between the Company and Gebauer, as described in Note 14 to the Notes to Financial Statements.

     The Company also has two ophthalmic surgery products under development utilizing proprietary waterjet technology. The first is Pulsatome, a device designed for removal of cataracts using a pulsating stream of saline solution. The second is Hydrokeratome, a device that uses a high-pressure micro beam of water to cut a corneal flap during LASIK surgery. Both of these products require the successful completion of development and testing and receipt of 510(k) clearance from the FDA prior to market introduction.

     The primary markets addressed by our products are refractive surgery and cataract surgery, both of which are strong and continuing to grow. The refractive surgery market has benefited from an increased demand for laser vision corrective surgery due to the overall increased acceptance by consumers, as well as from technological advances that have led to better results and fewer complications. Cataract surgery is the most frequently performed surgical procedure in the world. As the development of cataracts is often associated with aging, we expect the demand for cataract surgery to continue to increase. We believe that our products address important needs in each of these markets, and that as such, we have an opportunity to achieve significant revenue growth.

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

     The Company is actively pursuing additional financing, and in this regard is in discussions with several parties related to potential financing arrangements. However, the Company does not currently have sufficient cash or working capital available to continue to fund operations, to meet its contractual obligations, to market the recently licensed products or to complete its on-going product development efforts. As such, our ability to secure additional financing on a timely basis is critical to our ability to stay in business and to pursue planned operational activities.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

SALES AND COST OF SALES

     The Company reported sales revenues for the quarters ending June 30, 2005 and 2004 of $298,310 and $54,970, respectively. The increase is principally due to the fact that the products were introduced to the market during 2004, and 2005 saw a full period of sales. The Company markets its products in the United States through a direct sales force consisting of four employees and five independent sales representatives. Internationally, our products are sold through independent distributors in each market. Products sold are the EpiLift System, sold in the United States and certain foreign markets, or a Combination Lasitome/EpiLift system, currently sold only in foreign markets. In conjunction with the systems, `disposables,' are also sold consisting of Epi-separators, Lasik blades and vacuum tubing sets that are used on a per procedure basis. Additional components of the system are sold separately, such as handpieces, Epi and Lasik heads, suction rings, etc.

     Cost of goods sold for the quarters ending June 30, 2005 and 2004 was $172,586 and 26,834, respectively. Gross profit for the quarters ending June 30, 2005 and 2004 of $125,724 and 28,136 or 42.2% and 51.2%, respectively. The gross profit during 2005 was lower than normal resulting from the mix of product sold, higher fulfillment and shipping costs.

OPERATING EXPENSES

     Operating expenses decreased from $4,142,175 in the three months ended June 30, 2004 to $1,327,528 in the three months ended June 30, 2005, as a result of the following activity:

                                         2005          2004
                                     -----------   -----------

General and Administrative           $ 1,256,881   $ 3,979,679
Research and Development                  70,647       162,496
                                     -----------   -----------
Total Operating Expenses             $ 1,327,528   $ 4,142,175

     The significant decrease in general and administrative expenses during 2005 from the same period in 2004 was primarily due to approximately $2.3 million of non-cash expenses recorded in connection with the issuance of a total of 2,475,000 shares of common stock during the prior period as payment for consulting services and in connection with dispute/litigation settlements, and non-cash expenses of $546,403 recorded in connection with the re-pricing of warrants during the second quarter of 2004.

     The decrease in research and development expenses in the 2005 period was due primarily to limited working capital availability during the period and to a reallocation of resources from research and development to sales and marketing.

OTHER INCOME AND EXPENSE

     Other expenses during the three months ended June 30, 2005 and 2004, include interest expense of $173,674 and $71,107, and non-cash expenses of $109,724 and $544,000 related to the amortization of debt discount, respectively. The non-cash interest expense was recorded based on the intrinsic value of the beneficial conversion feature of convertible debt entered into during the first quarter of 2005 and the first six months of 2004. Interest expense increased from $71,107 during the 2004 period to $173,674 during the three months ended June 30, 2005, principally due to the increase in total debt outstanding during 2005.

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS

     As a result of the above revenues and expenses, the net loss for the three months ended June 30, 2005, decreased to $1,579,151, compared to $4,729,146 for the same period of 2004.

     Subject to the availability of cash and working capital, and to a satisfactory resolution of the dispute with Gebauer (described in Note 14 to the Notes to Financial Statements), we expect sales revenue, and related cost of sales, to increase during the remainder of 2005. In addition, expenses related to sales and marketing and research and development activities are expected to increase during the remainder of 2005 as we continue to ramp up our sales and marketing activities related to recently licensed products, and as we move toward completion of product development and regulatory compliance efforts and the ultimate product introduction with respect to the Company's other products under development.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

SALES AND COST OF SALES

     The Company reported sales revenues for the six months ending June 30, 2005 and 2004 of $622,474 and $54,970, respectively. The increase is principally due to the fact that the products were introduced to the market during 2004, and 2005 saw a full period of sales. The Company markets its products in the United States through a direct sales force consisting of four employees and five independent sales representatives. Internationally, our products are sold through independent distributors in each market. Products sold are the EpiLift System, sold in the United States and certain foreign markets, or a Combination Lasitome/EpiLift system, currently sold only in foreign markets. In conjunction with the systems, `disposables,' are also sold consisting of Epi-separators, Lasik blades and vacuum tubing sets that are used on a per procedure basis. Additional components of the system are sold separately, such as handpieces, Epi and Lasik heads, suction rings, etc.

     Cost of goods sold for the six months ending June 30, 2005 and 2004 was $371,303 and $28, 136, respectively. Gross profit for the six months ending June 30, 2005 and 2004 was $251,171 and 28,136 or 40.4% and 51.2%, respectively. The gross profit was lower than normal resulting from the mix of product sold as well as higher fulfillment and shipping costs.

OPERATING EXPENSES

     Operating expenses during the six months ended June 30, 2005 decreased from $5,423,957 in the prior period to $2,793,821 in the current period, as a result of the following activity:

                                         2005          2004
                                     -----------   -----------

General and Administrative           $ 2,618,187   $ 5,014,976
Research and Development                 175,634       408,981
                                     -----------   -----------
Total Operating Expenses             $ 2,793,821   $ 5,423,957

     The decrease in general and administrative expenses during 2005 from the same period in 2004 was due primarily to approximately $2.3 million of non-cash expenses recorded in connection with the issuance of a total of 2,475,000 shares of common stock during the period as payment for consulting services and in connection with dispute/litigation settlements, and non-cash expenses of $546,403 recorded in connection with the re-pricing of warrants during the second quarter.

     The decrease in research and development expenses in the 2005 period was due primarily to limited working capital availability during the period and to a reallocation of resources from research and development to sales and marketing.

OTHER INCOME AND EXPENSE

     Other expenses during the six months ended June 30, 2005 and 2004, include interest expense of $333,147 and $96,745, and non-cash expenses of $659,597 and $575,000, respectively, related to the amortization of debt discount during the period, and $3,311,088 of non-cash interest expense for 2005. The non-cash interest expense was recorded based on the intrinsic value of the beneficial conversion feature of convertible debt entered into during the first quarter of 2005. Interest expense in the 2005 period increased from $96,745 for the 2004 period due to an increase in total debt outstanding during 2005.

     Also included in results of operations in 2005 were other income and non-recurring gains of $7,298 and $73,659, respectively. The other income was from a refund of taxes paid in prior periods. The realized gain was the result of the sale of marketable securities over the stated value. The Company sold the securities valued at $590,980 for gross proceeds of $664,639. Fees associated with the transactions of $3,619 were recorded as expenses for the period, providing a net realized gain of $70,040.

PREFERRED STOCK ACCRETIONS

     In the fourth quarter of 2004, the Company recorded a preferred stock discount and a corresponding amount to additional paid in capital of $1,125,000. The recorded discount resulted from the beneficial conversion that was recognized as an undeclared dividend and will be accreted over three years or the life of the agreement. This dividend will be reflected in the statement of operations below the "Net loss" line as a component of "Net loss applicable to common shareholders". As a result, an accretion of the discount of $187,500 was recorded during the current period providing a balance of the preferred discount of $843,750 at June 30, 2005.

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS

     As a result of the above revenues and expenses, the net loss for the six months ended June 30, 2005 and 2004 was $6,954,024 and $6,068,366, respectively.

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

     During the six months ended June 30, 2005, the Company raised net proceeds totaling $5,201,520. From the issuance of convertible debentures, the Company raised $4,540,500 net of $179,500 of related costs, and $661,020 net of $3,619 of related costs, from the sale of marketable securities.

     During the first six months of 2005, the Company utilized $2,576,507 to fund operating activities and $2,584,092 in investing activities.

     Subject to availability of funding, we expect operating expenses, and related cash requirements, to increase during 2005 in connection with anticipated increased sales and marketing and product development activities. However, our ability to generate cash from operations will be impacted by our dispute with Gebauer, currently our sole supplier, as described in Note 14 to Notes to Financial Statements.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is a defendant in Steven J. Baldwin v. VisiJet, Inc. et al, a case pending in San Francisco Superior Court, filed on February 9, 2004 (Case No. 04- 428696). The Plaintiff is alleging damages of approximately $450,000 based on claims including breach of contract, promissory fraud and negligent misrepresentation related to activities that occurred, and involving owners and management of the Company, prior to the effective date of the Merger Agreement. The Company denies any involvement in the activities included in the allegations, and does not anticipate the necessity to defend this action.

     To the best of the Company's knowledge and belief, there are no other material legal proceedings pending or threatened against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Our stockholders' meeting was held on June 30, 2005. Stockholders holding 15,819,862 shares were present in person or by proxy. The following are the results of the voting:

     1.   Election of Directors:

                        Director                    For        Withhold
                        --------                    ---        --------

                 Richard H. Keates, M.D         29,856,628        -0-
                 Randal A. Bailey               11,742,925    4,076,937
                 Adam Krupp                     29,856,628        -0-
                 Laurence M. Schreiber          11,742,925    4,076,937
                 Norman Schwartz                29,856,628        -0-

     2.   Change of corporate name to Advanced Refractive Technologies, Inc.:

                                                    For        Against
                                                    ---        -------

                                                29,856,628        -0-

     3.   Approval of 2005 Stock Option Plan:       For        Against
                                                    ---        -------

                                                11,742,925    4,076,937


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

Date: August 23, 2005