Form 10QSB/A
period 2005-06-30
Advanced Refractive Technologies, Inc.
filed 2005-11-16
CIK 1082249

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                          Advanced Refractive Technologies, Inc.

                                                    Balance Sheet

                                                                                          June 30,      December 31,
                                                                                            2005            2004
                                                                                        ------------    ------------
                                                                                         (unaudited)      (audited)
ASSETS


Current assets:
      Cash and cash equivalents                                                         $        300    $     22,946
      Marketable securities                                                                        -         590,980
      Accounts receivable                                                                     97,718         180,145
      Inventory                                                                            2,327,280         634,430
      Prepaid expenses                                                                        42,721         209,429
                                                                                        ------------    ------------
           Total current assets                                                            2,468,019       1,637,930

      Property and equipment, net                                                             99,320          87,798
      Distribution agreement, net                                                          1,464,078       1,654,218
      Patents and trademarks, net                                                             83,071          87,795
                                                                                        ------------    ------------

           Total assets                                                                 $  4,114,488    $  3,467,741
                                                                                        ============    ============


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
      Accounts payable                                                                     1,850,571         889,992
      Customer deposits                                                                       17,103          49,198
      Compensation settlement agreement - current portion                                     54,864          66,402
      Accrued interest                                                                       394,874         277,785
      Accrued expenses                                                                     1,075,703       1,043,516
      Royalty payable                                                                         45,000          15,000
      Notes payable to related parties                                                       780,232         847,660
      Notes payable                                                                           10,000          10,000
      Convertible debenture debt, net                                                      3,556,359         897,655
      Secured debenture debt, net                                                                  -       1,194,830
                                                                                        ------------    ------------
           Total current liabilities                                                       7,784,706       5,292,038

      Convertible debenture debt - long term , net                                                 -       1,333,601
      Series A Convertible Preferred Stock, 450,000 shares issued and outstanding at June 30, 2005 and December 31, 2004, net of
           unamortized discount of $843,750, (redemption value $4,500,000)                   692,904         505,404
                                                                                        ------------    ------------
           Total liabilities                                                               8,477,610       7,131,043
                                                                                        ------------    ------------

Shareholders' deficit:
      Series A Convertible Preferred Stock, 10,000,000 shares authorized,
           450,000 shares issued and outstanding at June 30, 2005 and
           December 31 2004, $4,500,000 current redemption value as noted above                    -               -
      Common stock, 100,000,000 shares authorized, $.001 par value,
           32,585,055 shares issued and outstanding at June 30, 2005, and
           28,909,662 shares issued and outstanding at December 31, 2004                      32,585          28,910

      Additional paid in capital                                                          25,245,091      19,786,546
      Accumulated comprehensive loss                                                               -        (792,009)
      Accumulated deficit                                                                (29,640,798)    (22,686,749)

                                                                                        ------------    ------------
           Shareholders' deficit                                                          (4,363,122)     (3,663,302)
                                                                                        ------------    ------------
Total liabilities and shareholders' deficit                                             $  4,114,488    $  3,467,741
                                                                                        ============    ============


The accompanying notes are an integral part of these financial statements





                                        Advanced Refractive Technologies, Inc.

                                             Statements of Operations
                                                    (unaudited)

                                                          Three months ended               Six months ended
                                                     June 30, 2005   June 30, 2004   June 30, 2005   June 30, 2004
                                                   ---------------------------------------------------------------

Sales                                                $    298,310    $     54,970    $    622,474          54,970


Cost of Goods Sold                                        172,586          26,834         371,303          26,834
                                                   --------------------------------------------------------------
Gross Profit                                              125,724          28,136         251,171          28,136
                                                   --------------------------------------------------------------
                                                                                                -               -
Operating expenses:
      General and administrative expenses               1,256,905       3,979,679       2,618,211       5,014,976
      Research and development expenses                    70,647         162,496         175,634         408,981
                                                   --------------------------------------------------------------
           Total operating expenses                     1,327,552       4,142,175       2,793,845       5,423,957
                                                   --------------------------------------------------------------


Loss from operations                                   (1,201,828)     (4,114,039)     (2,542,674)     (5,395,821)

Other income (expense):
      Amortization of debt discount                      (109,724)       (544,000)       (659,597)       (575,000)
      Interest expense                                   (173,674)        (71,107)       (333,147)        (96,745)
      Interest expense -beneficial conversion                   -               -      (3,311,088)
      Other income                                              -               -           7,298
      Realized gain on securities                               -               -          73,659               -
                                                   --------------------------------------------------------------
           Total other expense                           (283,398)       (615,107)     (4,222,875)       (671,745)
                                                   --------------------------------------------------------------


Loss before provision for taxes                        (1,485,226)     (4,729,146)     (6,765,549)     (6,067,566)
Provision for income taxes                                  1,000               -           1,000             800
                                                   --------------------------------------------------------------
Net loss                                               (1,486,226)     (4,729,146)     (6,766,549)     (6,068,366)
                                                   ==============================================================
Preferred stock dividends and accretions                  (93,750)              -        (187,500)              -
                                                   --------------------------------------------------------------
Net loss available to common shareholders            $ (1,579,976)   $ (4,729,146)   $ (6,954,049)   $ (6,068,366)
                                                   ==============================================================


Net loss per common share - basic and diluted        $      (0.05)   $      (0.18)   $      (0.23)   $      (0.25)
                                                   ==============================================================


Basic and diluted weighted average
number of common shares outstanding                    31,040,143      26,625,762      30,174,163      24,370,545
                                                   ==============================================================



The accompanying notes are an integral part of these financial statements





                                  Advanced Refractive Technologies, Inc.

                                       Statements of Cash Flows
                                             (unaudited)


                                                                              Six months ended
                                                                        June 30, 2005   June 30, 2004
                                                                       ------------------------------

Cash flows from operating activities
    Net loss                                                            $ (6,954,049)   $ (6,068,366)
Adjustment to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization                                                213,604          76,614
Debt discount amortization                                                   659,589         575,133
Accretion of beneficial conversion on preferred shares                       187,500               -
Adjustment for beneficial conversion for debt                              3,311,088               -
Common stock, options, warrants issued for services                          407,526       2,649,954
Warrants repricing in connection with debt guarantee                          15,769         546,403
Gain on marketable securities, net                                           (70,040)              -
Changes in assets and liabilities:
    Accounts receivable                                                       82,427               -
    Prepaid expenses                                                         166,708          (2,660)
    Inventory                                                             (1,692,851)       (179,984)
    Accounts payable                                                         960,579         172,109
    Customer deposits                                                        (32,095)              -
    Compensation settlement agreement                                        (11,538)        (10,418)
    Royalties payable                                                         30,000         (30,000)
    Other accrued expenses                                                    32,187         189,319
    Accrued interest                                                         117,089          58,509
                                                                       ------------------------------
Net cash used by operating activities                                     (2,576,508)     (2,023,387)
                                                                       ------------------------------


Cash flows from investing activities
    Acquisition of property and equipment                                    (30,230)        (31,222)
    Purchase of distribution agreement                                             -      (1,188,900)
                                                                       ------------------------------
Net cash used in investing activities                                        (30,230)     (1,220,122)
                                                                       ------------------------------

Cash flows from financing activities
    Advance from related party                                                     -         256,305
    Repayment of advances from related parties                               (67,428)       (200,000)
    Repayment of secured and convertible debentures                       (2,550,000)              -
    Proceeds from secured debenture                                                -       1,109,688
    Proceeds from convertible debt                                         4,540,500       1,575,000
    Proceeds from private placements-net                                           -         526,500
    Proceeds from sales of marketable securities                             661,020               -

                                                                       ------------------------------
Net cash provided by financing activities                                  2,584,092       3,267,493
                                                                       ------------------------------

Net decrease in cash                                                         (22,646)         23,984

Cash, beginning of period                                                     22,946          35,879
                                                                       ------------------------------
Cash, end of period                                                     $        300    $     59,863
                                                                       ==============================

Supplemental disclosures of cash flow information
    Interest paid                                                       $    216,058    $     45,916
    Taxes paid                                                                     -             800
    Debenture costs and fees                                                 179,500         357,500
Non-cash transactions
    Warrants issued in connection with secured debenture                           -         988,983
    Warrants issued in connection with convertible debentures              2,046,330               -
    Warrants issued in connection with debt guarantee                         15,769         546,403
    Common stock issued in connection with convertible debenture             507,613         106,500
    Common stock issued as collateral                                                          3,400

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


     During the period ending June 30, 2005, the Company incurred net losses of $6,954,049. The Company's future capital requirements will depend on many factors, including but not limited to the Company's ability to successfully market and generate operating revenue through product sales, its ability to finalize development and successfully market its waterjet technology, its on-going operational expenses and overall product development costs, including the cost of clinical trials, and competing technological and market developments.

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

     Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's pro forma net loss and loss per share for the three months and six months ended June 30, 2005 and 2004 would have been as follows:

                                   For the Three Months           For the Six Months
                                       Ended June 30                 Ended June 30
                                       -------------                 -------------
                                    2005           2004           2005          2004
                                    ----           ----           ----          ----

Net loss as reported            (1,579,976)    (4,729,146)    (6,954,049)    (6,068,366)

SFAS No. 123 effect                (65,984)       (84,499)      (131,969)      (168,999)
                              ----------------------------------------------------------

Pro forma net loss              (1,645,960)    (4,813,645)    (7,086,018)    (6,237,365)
                              ==========================================================

Loss per share, basic and
diluted as reported                  (0.05)         (0.18)         (0.23)         (0.25)
                              ==========================================================

Pro forma                            (0.05)         (0.18)         (0.23)         (0.26)
                              ==========================================================
Basic and diluted weighted
average shares outstanding      31,040,143     26,625,762     30,174,163     24,370,545


The following table summarizes information about stock options outstanding at June 30, 2005:

Weighted
Average        Weighted      Weighted
Remaining      Average       Average
Exercise        Number       Life in    Exercise      Number      Exercise
Price        Outstanding      Years       Price     Exercisable    Price


$1.10         1,040,000        8.37       $1.10       370,000       $1.10
$0.40         1,225,000        9.31       $0.40       220,000       $0.40



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

     In December 2004, the FASB revised SFAS No. 123 ("SFAS No. 123R")," Accounting for Stock Based Compensation." The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employees services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. The provisions of the revised statement are effective for financial statements issued for the first interim or reporting beginning after December 15, 2005 for small business issuers, with early adoption encouraged. The Company is currently evaluating the effect of this standard on their operations.

NOTE 3 - INVENTORY

     Inventory includes finished goods of ophthalmic surgical products purchased pursuant to the Manufacturing, Supply and Distribution Agreement completed in May 2004, and consists of the following at June 30, 2005 and December 31, 2004:

                                                June 30, 2005  December 31, 2004
                                                -------------  -----------------


     Completed units and disposable supplies      $1,940,107      $  265,197
     Demonstration units                             211,348         193,408
     Clinical Units                                  175,825         175,825
                                                  ----------      ----------
                                                  $2,327,280      $  634,430
                                                  ==========      ==========


NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at June 30, 2005 and December 31, 2004:

                                                June 30, 2005  December 31, 2004
                                                -------------  -----------------

     Computer and test equipment                  $   98,196      $   98,196
     Furniture and fixtures                           33,505          33,505
     Trade show equipment                             47,002          47,002
     Leasehold improvements                           30,230               0
                                                  ----------      ----------
                                                     208,933         178,703

     Less: accumulated depreciation                 (109,613)        (90,905)
                                                  ----------      ----------
                                                  $   99,320      $   87,798
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
                                        ===========      ===========

     Amortization expense for the three months ended June 30, 2005 and 2004 was $194,864 and $61,766, respectively. In connection with these agreements, the Company expects to record the following amortization expense over the next five years:

                Fiscal Year Ended          Amortization Total
                -----------------          ------------------


                    12/31/05                   194,865
                    12/31/06                   389,729
                    12/31/07                   389,729
                    12/31/08                   389,729
                    12/31/09                   183,097
                                           ------------------
                    Total                      1,547,149
                                           ==================

NOTE 6 - ACCRUED EXPENSES


     Accrued expenses consist of the following at June 30, 2005 and December 31, 2004:


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
                                           ==========        ==========

Note 7 - CONVERTIBLE DEBENTURES


     On January 14, 2005, the Company entered into convertible debenture agreements with Renn Capital Group, Inc. and a group of investment funds, several of which were already holders of securities issued by the Company, under which the investors could purchase up to $8,195,500 in principal amount of convertible debentures from the Company. The Convertible Debentures are convertible into Common Stock of the Company at a rate of $.35 per share, subject to anti-dilution adjustments. The final purchase price consisted of cash of $4,720,000 and the exchange of $2,975,000 in previously issued convertible debentures or an aggregate total of $7,695,000.

     In connection with the transaction the Company also issued to the investors warrants to purchase 8,967,855 shares of common stock and cancelled 1,595,238 of previously issued warrants associated with the October Security Agreement, for a net of 7,372,617 warrants, at an exercise price of $.40 per share. The warrants expire on the fifth anniversary of the date of issuance.

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


     The debenture debt was recorded net of discounts totaling $2,752,971 consisting of $179,500 of loan fees, discounts of $1,288,231 related to the 4,720,000 warrants issued to debenture holders, fees of $561,260, related to the issuance of common stock on February 15, 2005, and warrants issued for commission of $723,980, related to the 2,652,617 additional warrants issued for commissions and fees.

     The market price of the Company's common stock on the date of issuance of the debentures was $0.50 per share. In accordance with EITF 98-5, as amended by EITF 00-27, because the debentures were sold at an effective conversion price less than the market value of the underlying components of the security, a beneficial conversion to the holders of the debentures occurred. Accordingly, the Company recorded a discount to the principal of the debenture and a corresponding amount to common stock additional paid in capital. The recorded discount resulting from the beneficial conversion is recognized as non-cash interest expense from the date of issuance to the earliest date on which the debt is convertible by note holders. Since the debt was convertible, at the option of the note holders, at any time following issuance, the discount of $3,311,088 was recorded as non-cash interest expense during the first quarter of 2005.

     On June 24, 2005, the Company revised the effective conversion price for the debentures and all warrants in the January 2005 financing transaction at a price of $.095 per share. The price was above the closing stock price thus no additional beneficial conversion was recorded.

     During the period ended June 30, 2005, the Company recorded total interest expense of $473,620 in connection with the debenture debt. Of this total, $202,082 resulted from the non-cash amortization of debt discount recorded in connection with loan fees and the value of stock and warrants issued to note holders, and $271,538 resulted from interest accrued during the period on the outstanding principal balance. As of June 30, 2005, the balance on the accrued interest was $271,539.



CONVERTIBLE DEBENTURE AGREEMENTS - AMENDMENTS


     In January 2005, in connection with the Convertible Debenture Agreements entered into in October 2004, the Company agreed to modify certain terms and conditions included in convertible debenture agreements with an aggregate principal balance of $2,850,000 entered into in June, July and October 2004. The amended debenture agreements with Bushido and Bridges & Pipes were replaced with new convertible debenture agreements in order to conform the terms of these agreements to the terms of new convertible debenture agreements with an aggregate principal balance of $7,695,000 entered into in January 2005, as described above. Under the replacement agreements, the maturity dates of the debentures were extended to January 14, 2015, and other principal terms (i.e. interest rate, conversion price, warrants issued and warrant exercise price) are the same as in the amended agreements described above. At the end of the period, the convertible debenture debt is in default and accordingly classified as current debt.



As of June 30, 2005 and December 31, 2004, convertible debenture debt balances consists of the following:


Current:
                                         June 30, 2005    December 31, 2004
                                         -------------    -----------------
Convertible debenture                     $ 7,695,000        $ 1,300,000
Convertible debenture discount             (4,138,641)          (402,345)
                                          -----------        -----------
Convertible debenture - net               $ 3,556,359        $   897,655
                                          ===========        ===========

Long Term:

                                         June 30, 2005    December 31, 2004
                                         -------------    -----------------
Convertible debenture                     $      --          $ 2,975,000
Convertible debenture discount                   --           (1,641,399)
                                          -----------        -----------
Convertible debenture - net               $      --          $ 1,333,601
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

                         June 30, 2005           December 31, 2004
                         Principal   Interest    Principal   Interest
                         ---------   ---------   ---------   ---------


SurgiJet                 $ 495,242   $       0   $ 549,774   $  14,347
Lance Doherty               19,000   $   7,556      19,000       6,293
                         ---------   ---------   ---------   ---------


Total                    $ 514,242   $   7,556   $ 568,774   $  20,640
                         =========   =========   =========   =========


During the six months ended June 30, 2005, the Company paid $54,532 and $25,468 of principal and interest, respectively.


FINANCIAL ENTREPRENEURS, INC. ("FEI")


     In connection with the Merger Agreement in 2003, the Company assumed a promissory note originally entered into between Ponte Nossa Acquisition Corp. and FEI, a significant shareholder of the Company, during 2002. The note bears interest at an annual rate of 7.5%, and matures on April 3, 2009. Upon consummation of the merger in February 2003, the outstanding principal and accrued interest payable balances were $206,649 and $11,462, respectively. As of June 30, 2005, the outstanding principal and accrued interest payable on this note were $265,990 and $63,727, respectively.


NOTE 9 - SHAREHOLDERS' EQUITY (DEFICIT)

COMMON STOCK ACTIVITY

     In January 2005, the Company increased the authorized shares to 100,000,000 from 50,000,000.


     During the first six months of 2005, the Company issued a total of 3,675,393 shares of common stock of which, 1,039,370 shares of common stock were issued in conjunction with the January financing. The value of the common stock on the date of issue was $0.54 resulting in the recording a long term debenture discount of $561,260. The Company cancelled 134,118 of common shares that were issued in connection with previous financing reducing the debenture discount by $53,647. Common stock shares, totaling 750,000 shares that were borrowed and used as collateral in 2004 were returned. The Company issued 331,000 common stock shares to replace the remaining borrowed shares that were used by lenders to satisfy principal and interest payments. The company issued 3,278,427 free trading shares as compensation for services resulting in the recording of $284,925 of expenses. The Company also cancelled 89,286 shares of common stock that were issued for services associated with debt financing recording a decrease in expenses of $36,631.



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

                                                        ----------
                                                        28,205,335
                                                        ==========


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

NOTE 14 - SUBSEQUENT EVENTS


     On October 13, 2005, the Company entered into a settlement agreement with Gebauer Medizintechnik GmbH ("Gebauer") in which the parties mutually released each other from any liability. In addition, the parties agreed that the Manufacturing Supply and Distribution Agreement previously entered into by the parties on April 27, 2004 was terminated, and that there were no further obligations by either party under that Agreement.

     In accordance with the terms of the settlement, inventory of $2,327,281 at June 30, 2005 will be reduced by the write off of the value of finished goods held by Gebauer of $1,916,215. Current liabilities at June 30, 2005 will also be reduced by $861,326 which is the outstanding balance to Gebauer reflected in the accounts payable balance of $1,850,571. Other assets will be reduced by the net capitalized value of the distribution agreement of $1,464,078. The net effect of the settlement will be reduced in our third quarter ended September 30, 2500 and is expected to result in a net loss of $2,518,967 for the three months ended September 30, 2005 as follows:

Finished goods inventory write off                     $    1,916,215
Less: liability to Gebauer                                   (861,326)

Impairment of capitalized distribution agreement            1,464,078
                                                       --------------
                                                       $    2,518,967
                                                       ==============

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

OVERVIEW


     In May 2004, the Company initiated sales of the LasiTome and EpiLift systems, both of which were obtained pursuant to an agreement with Gebauer Medizintechnik GmbH ("Gebauer"). Both systems may be used in the LASIK vision correction surgical procedure to expose the cornea prior to application of the excimer laser for reshaping of the cornea. The LasiTome is a mechanical device used for cutting a corneal flap, the methodology used in traditional LASIK procedures. The EpiLift system provides the LASIK surgeon with an alternative methodology for exposing the cornea in which the epithelium, or top layer of the eye, is separated in an intact sheet of tissue, and then returned to its original position for healing following the application of the laser.

     Initial sales of the EpiLift and LasiTome systems were in Europe and certain countries in which the products had received required regulatory clearance for marketing. Marketing of the EpiLift System in the United States began in September 2004, following receipt of 510(K) clearance for marketing from the United States Food and Drug Administration ("FDA"). Revenues from both the EpiLift and LasiTome Systems were generated through both the initial sale of the respective devices and accessories and through recurring sales of disposable separators or blades. Certain disputes arose between the Company and Gebauer, and in October of 2005 the Company and Gebauer entered into a settlement agreement in which the parties mutually released each other from any liability. In addition, the parties agreed that the Manufacturing Supply and Distribution Agreement previously entered into by the parties on April 27, 2004 was terminated, and that there were no further obligations by either party under that Agreement. Thus, the Company no longer sells the EpiLift or LasiTome products.


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

     The primary markets to be addressed by our products are refractive surgery and cataract surgery, both of which are strong and continuing to grow. The refractive surgery market has benefited from an increased demand for laser vision corrective surgery due to the overall increased acceptance by consumers, as well as from technological advances that have led to better results and fewer complications. Cataract surgery is the most frequently performed surgical procedure in the world. As the development of cataracts is often associated with aging, we expect the demand for cataract surgery to continue to increase. We believe that our products address important needs in each of these markets, and that as such, we have an opportunity to achieve significant revenue growth.


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


     The Company is actively pursuing additional financing, and in this regard is in discussions with several parties related to potential financing arrangements. However, the Company does not currently have sufficient cash or working capital available to continue to fund operations, to meet its contractual obligations, or to complete its on-going product development efforts. As such, our ability to secure additional financing on a timely basis is critical to our ability to stay in business and to pursue planned operational activities.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

SALES AND COST OF SALES


     The Company reported sales revenues for the quarters ending June 30, 2005 and 2004 of $298,310 and $54,970, respectively. The increase is principally due to the fact that the products were introduced to the market during 2004, and 2005 saw a full period of sales. The Company markets its products in the United States through a direct sales force consisting of four employees and five independent sales representatives. Internationally, our products are sold through independent distributors in each market. Products sold during the periods were the EpiLift System, sold in the United States and certain foreign markets, or a Combination Lasitome/EpiLift system, currently sold only in foreign markets. In conjunction with the systems, `disposables,' were also sold consisting of Epi-separators, Lasik blades and vacuum tubing sets that are used on a per procedure basis. Additional components of the system were sold separately, such as handpieces, Epi and Lasik heads, suction rings, etc.


     Cost of goods sold for the quarters ending June 30, 2005 and 2004 was $172,586 and 26,834, respectively. Gross profit for the quarters ending June 30, 2005 and 2004 of $125,724 and 28,136 or 42.2% and 51.2%, respectively. The gross profit during 2005 was lower than normal resulting from the mix of product sold, higher fulfillment and shipping costs.

OPERATING EXPENSES


     Operating expenses decreased from $4,142,175 in the three months ended June 30, 2004 to $1,327,552 in the three months ended June 30, 2005, as a result of the following activity:


                                         2005          2004
                                     -----------   -----------


General and Administrative           $ 1,256,905   $ 3,979,679
Research and Development                  70,647       162,496
                                     -----------   -----------
Total Operating Expenses             $ 1,327,552   $ 4,142,175


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

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS


     As a result of the above revenues and expenses, the net loss for the three months ended June 30, 2005, decreased to $1,579,976, compared to $4,729,146 for the same period of 2004.



SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

SALES AND COST OF SALES


     The Company reported sales revenues for the six months ending June 30, 2005 and 2004 of $622,474 and $54,970, respectively. The increase is principally due to the fact that the products were introduced to the market during 2004, and 2005 saw a full period of sales. During the periods the Company marketed its products in the United States through a direct sales force consisting of four employees and five independent sales representatives. Internationally, the products were sold through independent distributors in each market. Products sold were the EpiLift System, sold in the United States and certain foreign markets, or a Combination Lasitome/EpiLift system, sold only in foreign markets. In conjunction with the systems, 'disposables,' were also sold consisting of Epi-separators, Lasik blades and vacuum tubing sets that are used on a per procedure basis. Additional components of the system were sold separately, such as handpieces, Epi and Lasik heads, suction rings, etc.



     Cost of goods sold for the six months ending June 30, 2005 and 2004 was $371,303 and $26,834, respectively. Gross profit for the six months ending June 30, 2005 and 2004 was $251,171 and 28,136 or 40.4% and 51.2%, respectively. The gross profit was lower than normal resulting from the mix of product sold as well as higher fulfillment and shipping costs.


OPERATING EXPENSES

     Operating expenses during the six months ended June 30, 2005 decreased from $5,423,957 in the prior period to $2,793,845 in the current period, as a result of the following activity:

                                         2005          2004
                                     -----------   -----------


General and Administrative           $ 2,618,211   $ 5,014,976
Research and Development                 175,634       408,981
                                     -----------   -----------
Total Operating Expenses             $ 2,793,845   $ 5,423,957


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

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS


     As a result of the above revenues and expenses, the net loss for the six months ended June 30, 2005 and 2004 was $6,954,049 and $6,068,366, respectively.


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


     The Company has $7,784,706 of current liabilities, including $3,556,359 of convertible debenture debt ($7,695,000 principal balance less $4,138,641 amortized discount) which is classified as current debt because it is in default. The presence of this amount of current debt on our balance sheet severely impairs our liquidity and our ability to raise additional capital.


     During the six months ended June 30, 2005, the Company raised net proceeds totaling $5,201,520. From the issuance of convertible debentures, the Company raised $4,540,500 net of $179,500 of related costs, and $661,020 net of $3,619 of related costs, from the sale of marketable securities.


     During the first six months of 2005, the Company utilized $2,576,508 to fund operating activities and $2,584,092 in investing activities.




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


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     The Company is in default under convertible debentures with a principal balance, as of June 30, 2005, of $7,695,000. The default arose out of the Company's failure to make interest payments.


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


Date: November 16, 2005