Form 10QSB
period 2005-09-30
Advanced Refractive Technologies, Inc.
filed 2005-12-22
CIK 1082249

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2005

                     Advanced Refractive Technologies, Inc.
                     --------------------------------------
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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         As of December 21, 2005 , the issuer had 55,975,308 shares of common stock outstanding.


                                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    Advanced Refractive Technologies, Inc.

                                                 Balance Sheet

                                                                                 September 30,   December 31,
                                                                                    2005             2004
                                                                                 (unaudited)      (audited)
                                                                                 ------------    ------------
ASSETS

Current assets:
      Cash and cash equivalents                                                  $         31    $     22,946
      Marketable securities                                                                --         590,980
      Accounts receivable                                                             115,876         180,145
      Inventory                                                                       375,728         634,430
      Prepaid expenses                                                                 37,566         209,429
                                                                                 ------------    ------------
           Total current assets                                                       529,201       1,637,930

      Property and equipment, net                                                      88,076          87,798
      Distribution agreement, net                                                          --       1,654,218
      Patents and trademarks, net                                                      80,709          87,795
                                                                                 ------------    ------------


           Total assets                                                          $    697,986    $  3,467,741
                                                                                 ============    ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
      Accounts payable                                                              1,149,798         889,992
      Customer deposits                                                                   427          49,198
      Compensation settlement agreement - current portion                              54,863          66,402
      Accrued interest                                                                618,664         277,785
      Accrued expenses                                                              1,222,564       1,043,516
      Royalty payable                                                                  45,000          15,000
      Notes payable to related parties                                                782,132         847,660
      Notes payable                                                                    10,000          10,000
      Convertible debenture debt, net                                               3,426,676         897,655
      Secured debenture debt, net                                                          --       1,194,830
                                                                                 ------------    ------------
           Total current liabilities                                                7,310,124       5,292,038

      Convertible debenture debt - long term , net                                         --       1,333,601
      Series A convertible preferred stock, 450,000 shares issued and outstanding at September 30, 2005 and December 31, 2004, net of
           unamortized discount of $750,000, (redemption value $4,500,000)            786,654         505,404
                                                                                 ------------    ------------
           Total liabilities                                                        8,096,778       7,131,043
                                                                                 ------------    ------------

Shareholders' deficit:
      Preferred A stock, 10,000,000 shares authorized, 450,000 shares issued and outstanding at September 30, 2005 and December 31 2004,
           $4,500,000 current redemption value as noted above                              --              --
      Common stock, 750,000,000 shares authorized, $.001 par value,
           48,336,827 shares issued and outstanding at September 30, 2005, and
           28,909,662 shares issued and outstanding at December 31, 2004               48,337          28,910

      Additional paid in capital                                                   25,645,460      19,786,546
      Accumulated comprehensive loss                                                       --        (792,009)
      Accumulated deficit                                                         (33,092,589)    (22,686,749)

                                                                                 ------------    ------------
           Shareholders' deficit                                                   (7,398,792)     (3,663,302)
                                                                                 ------------    ------------
Total liabilities and shareholders' deficit                                      $    697,986    $  3,467,741
                                                                                 ============    ============


The accompanying notes are an integral part of these financial statements




                                      Advanced Refractive Technologies, Inc.

                                             Statements of Operations
                                                    (unaudited)

                                                         Three months ended               Nine months ended
                                                     September 30,   September 30,   September 30,   September 30,
                                                         2005            2004            2005            2004
                                                     ------------    ------------    ------------    ------------

Sales                                                $     92,601    $    982,567    $    715,075       1,037,537

Cost of Goods Sold                                         35,726         456,400         407,029         483,234
                                                     ------------    ------------    ------------    ------------
Gross Profit                                               56,875         526,167         308,046         554,303
                                                     ------------    ------------    ------------    ------------

Operating expenses:
      General and administrative expenses                 569,072       1,400,569       3,187,259       6,415,545
      Research and development expenses                        --         182,414         175,634         591,395
                                                     ------------    ------------    ------------    ------------
           Total operating expenses                       569,072       1,582,983       3,362,893       7,006,940
                                                     ------------    ------------    ------------    ------------

Loss from operations                                     (512,197)     (1,056,816)     (3,054,847)     (6,452,637)

Other income (expense):
      Amortization of debt discount                      (104,172)       (328,670)       (763,769)       (903,802)
      Interest expense                                   (228,728)       (388,515)       (561,875)     (1,063,414)
      Interest expense -beneficial conversion                  --              --      (3,311,088)
      Loss on settlement of distribution agreement     (2,533,512)             --      (2,533,512)
      Other income                                         19,544              --          26,842
      Realized gain on securities                              --              --          73,659              --
                                                     ------------    ------------    ------------    ------------
           Total other expense                         (2,846,868)       (717,185)     (7,069,743)     (1,967,216)
                                                     ------------    ------------    ------------    ------------

Loss before provision for taxes                        (3,359,065)     (1,774,001)    (10,124,590)     (8,419,853)
Provision for income taxes                                 (1,000)             --              --             800
                                                     ------------    ------------    ------------    ------------
Net loss                                               (3,358,065)     (1,774,001)    (10,124,590)     (8,420,653)
                                                     ============    ============    ============    ============
Preferred stock dividends and accretions                  (93,750)             --        (281,250)             --
                                                     ------------    ------------    ------------    ------------
Net loss available to common shareholders            $ (3,451,815)   $ (1,774,001)   $(10,405,840)   $ (8,420,653)
                                                     ============    ============    ============    ============

Net loss per common share - basic and diluted        $      (0.09)   $      (0.06)   $      (0.32)   $      (0.32)
                                                     ============    ============    ============    ============

Basic and diluted weighted average
  number of common shares outstanding                  36,468,868      29,429,663      32,295,455      26,069,227
                                                     ============    ============    ============    ============


The accompanying notes are an integral part of these financial statements

                                                        4




                              Advanced Refractive Technologies, Inc.

                                     Statements of Cash Flows
                                           (unaudited)


                                                                         Nine months ended
                                                                   September 30,   September 30,
                                                                       2005            2004
                                                                   ------------    ------------

Cash flows from operating activities
    Net loss                                                       $(10,405,840)   $ (8,420,653)
Adjustment to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization                                           227,178         182,728
Debt discount amortization                                              529,906         903,802
Accretion of beneficial conversion on preferred shares                  281,250         829,139
Adjustment for beneficial conversion for debt                         3,311,088              --
Adjustment for distribution agreement write off                       2,518,967
Common stock, options, warrants issued for services                     823,677       2,894,335
Warrants repricing in connection with debt guarantee                     15,769         546,403
Gain on marketable securities, net                                       (70,040)             --
Changes in assets and liabilities:
    Accounts receivable                                                  64,269        (332,105)
    Prepaid expenses                                                    171,863        (309,199)
    Inventory                                                        (1,657,513)       (317,003)
    Accounts payable                                                  1,121,132         416,311
    Customer deposits                                                   (48,771)         16,720
    Compensation settlement agreement                                   (11,539)        (35,604)
    Royalties payable                                                    30,000         (15,000)
    Other accrued expenses                                              179,048         537,074
    Accrued interest                                                    340,879         161,952
                                                                   ------------    ------------
Net cash used by operating activities                                (2,578,677)     (2,941,100)
                                                                   ------------    ------------

Cash flows from investing activities
    Acquisition of property and equipment                               (30,230)        (15,611)
    Purchase of distribution agreement                                       --      (1,188,900)
                                                                   ------------    ------------
Net cash used in investing activities                                   (30,230)     (1,204,511)
                                                                   ------------    ------------

Cash flows from financing activities
    Advance from related party                                               --         229,361
    Repayment of advances from related parties                          (65,528)       (200,600)
    Repayment of secured and convertible debentures                  (2,550,000)             --
    Repayment of notes payable                                               --          (4,000)
    Proceeds from secured debenture                                          --       1,109,688
    Proceeds from convertible debt                                    4,540,500       2,471,125
    Proceeds from private placements-net                                     --         526,500
    Proceeds from sales of marketable securities                        661,020              --
                                                                   ------------    ------------
Net cash provided by financing activities                             2,585,992       4,132,074
                                                                   ------------    ------------

Net decrease in cash                                                    (22,915)        (13,537)

Cash, beginning of period                                                22,946          35,879
                                                                   ------------    ------------
Cash, end of period                                                $         31    $     22,342
                                                                   ============    ============

Supplemental disclosures of cash flow information
    Interest paid                                                  $    171,129    $     90,214
    Taxes paid                                                               --             800
    Debenture costs and fees                                            179,500         534,190
Non-cash transactions
    Warrants issued in connection with secured debenture                     --       1,195,290
    Warrants issued in connection with convertible debentures         2,046,330              --
    Warrants issued in connection with debt guarantee                    15,769         546,403
    Common stock issued in connection with convertible debenture        507,613              --
    Common stock issued in connection with secured debenture                            106,350
    Common stock issued as collateral                                                     1,100
    Reclass of interest to current liability                                             80,313

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

HISTORY AND MERGER

         Advanced Refractive Technologies, Inc. ("ART", or "the Company") is a medical device company focused on the marketing and development of ophthalmic surgery products for use in the laser eye surgery and cataract surgery markets. Through June 30, 2004, the Company was in the development stage, as its efforts had been principally devoted to organizational activities, raising capital and research and development. However, based on operating revenues generated by the Company in the third quarter of 2004, the Company is no longer considered to be in the development stage.

         The Company was incorporated on February 2, 1996, as VisiJet, Inc., a wholly owned subsidiary of SurgiJet, Inc. to develop and distribute medical products based on patented waterjet-based technology licensed from SurgiJet. In May 1999, the Company was spun off from SurgiJet through a distribution of common stock to its shareholders, after which SurgiJet had no remaining ownership interest in the Company.

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

         In May 2004, the Company initiated sales of the LasiTome and EpiLift systems, both of which were obtained pursuant to a license agreement with Gebauer Medizintechnik GmbH (Gebauer). Both systems may be used in the LASIK vision correction surgical procedure to expose the cornea prior to application of the excimer laser for reshaping of the cornea. The LasiTome is a mechanical device used for cutting a corneal flap, the methodology used in traditional LASIK procedures. The EpiLift system provides the LASIK surgeon with an alternative methodology for exposing the cornea in which the epithelium, or top layer of the eye, is separated in an intact sheet of tissue, and then returned to its original position for healing following the application of the laser.

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

         In October 2005, the Company terminated the license agreement with Gebauer and discontinued sales of the LasiTome and EpiLift systems. Under the terms of the termination agreement, inventory was returned to Gebauer and unpaid invoices canceled and both parties were relieved from fulfilling any further responsibilities under the agreement.

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

         During the nine months ending September 30, 2005, the Company incurred net losses of $10,405,840. The Company's future capital requirements will depend on many factors, including but not limited to the Company's ability to successfully market and generate operating revenue through product sales, its ability to finalize development and successfully market its waterjet technology, its on-going operational expenses and overall product development costs, including the cost of clinical trials, and competing technological and market developments.

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

         While the Company believes that the additional financing arrangements will be completed, there can be no assurance that new financing will be completed or that the proceeds from new financing will be sufficient for the Company to meet its contractual obligations and on-going operating expenses.

         The accompanying consolidated financial statements do not include any adjustments that might result from the resolution of these matters.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DEVELOPMENT STAGE COMPANY

         Advanced Refractive Technologies, Inc. as described in the merger and history segment above, was in the development stage through December 31, 2003. The year 2004 is the first year during which the Company is considered an operating company and is no longer in the development stage.

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

INVENTORY

         Inventory is valued at lower of cost or market. Reserves for obsolescence or slow moving inventory are recorded when such conditions are identified. As of September 30, 2005 no such reserves were considered necessary.

ACCOUNTS RECEIVABLE

         The Company regularly reviews accounts and records an allowance for doubtful accounts based on a specific identification basis of those accounts that they consider to be uncollectible. As of September 30, 2005, no allowance for doubtful accounts was considered necessary.

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

STOCK-BASED COMPENSATION

         As of September 30, 2005, a total of 2,265,000 options to purchase shares of the Company's common stock were outstanding pursuant to the 2003 Plan.

         The following table summarizes information regarding stock options outstanding at September 30, 2005:

                                                      Weighted
                                        Number of      Average       Exercisable
                                          Shares    Exercise Price     Shares
                                          ------    --------------     ------

Outstanding at December 31, 2004        2,470,000      $   0.73        550,000
      Granted                                   --           --             --
      Forfeited                          (145,000)         0.40             --
      Forfeited                           (60,000)         1.10             --
Outstanding at September 30, 2005       2,265,000      $   0.72        550,000

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

         Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's pro forma net loss and loss per share for the three months and nine months ended September 30, 2005 and 2004 would have been as follows:


                                 For the Three Months Ended         For the Nine Months Ended
                                        September 30                      September 30
----------------------------- ---------------- ----------------- ---------------- ---------------
                                   2005              2004             2005             2004
----------------------------- ---------------- ----------------- ---------------- ---------------
    Net loss as reported          (3,451,815)       (1,774,001)     (10,405,840)     (8,420,653)
----------------------------- ---------------- ----------------- ---------------- ---------------
    SFAS No. 123 effect              (65,984)          (84,499)        (197,953)       (253,498)
----------------------------- ---------------- ----------------- ---------------- ---------------
     Pro forma net loss           (3,517,799)       (1,858,500)     (10,603,794)     (8,674,151)
----------------------------- ---------------- ----------------- ---------------- ---------------
 Loss per share, basic and              (.09)            (0.06)           (0.32)          (0.32)
    diluted as reported
----------------------------- ---------------- ----------------- ---------------- ---------------
         Pro forma                      (.10)            (0.06)           (0.33)          (0.32)
----------------------------- ---------------- ----------------- ---------------- ---------------
 Basic and diluted weighed        36,468,868        29,429,663       32,295,455      26,069,227
 average shares outstanding
----------------------------- ---------------- ----------------- ---------------- ---------------


         The following table summarizes information regarding stock options outstanding at September 30, 2005:

                                                      Weighted
                                        Number of      Average       Exercisable
                                          Shares    Exercise Price     Shares
                                          ------    --------------     ------

Outstanding at December 31, 2004        2,470,000      $   0.73        550,000
      Granted                                   --           --             --
      Forfeited                          (145,000)         0.40             --
      Forfeited                           (60,000)         1.10             --
Outstanding at September 30, 2005       2,265,000      $   0.72        550,000

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

NOTE 3 - INVENTORY

         Inventory includes finished goods of ophthalmic surgical products purchased pursuant to the Manufacturing, Supply and Distribution Agreement completed in May 2004, and consists of the following at June 30, 2005 and December 31, 2004:

                                                   September 30,    December 31,
                                                       2005             2004
                                                   ------------     ------------
Completed units and disposable supplies            $         --     $    265,197
Demonstration units                                     211,343          193,408
    Clinical Units                                      164,385          175,825
                                                   ------------     ------------
                                                   $    375,728     $    634,430
                                                   ============     ============


NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at September 30, 2005 and December 31, 2004:


                                               September 30,       December 31,
                                                   2005               2004
                                               ------------        ------------

Computer and test equipment                    $     98,196        $     98,196
Furniture and fixtures                               33,505              33,505
Trade show equipment                                 47,002              47,002
Leasehold improvements                               30,229                  --
                                               ------------        ------------
                                                    208,932             178,703

Less: accumulated depreciation                     (120,856)            (90,905)
                                               ------------        ------------
                                               $     88,076        $     87,798
                                               ============        ============

         Depreciation expense for the nine months ended September 30, 2005 and 2004 was $29,951 and $23,529, respectively.

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

         In October 2005, the Company terminated the distribution agreement and expensed the remaining capitalized balance during the quarter ending September 30, 2005.

         Distribution and patent agreements consist of the following at September 30, 2005 and December 31, 2004:

                                                 September 30,      December 31,
                                                     2005               2004
                                                 ------------       ------------
Distribution agreements                          $         --       $ 1,901,400
Patent agreements                                     100,000           100,000

Less: accumulated amortization                        (19,291)         (259,387)
                                                 ------------       ------------
                                                 $     80,709       $ 1,742,013
                                                 ============       ============

         Amortization expense for the three months ended September 30, 2004 was $97,433.

         In connection with the patent agreements, the Company expects to record the following amortization expense over the next five years:

                    Fiscal Year Ended          Amortization Total
                    -----------------          ------------------

                        12/31/05                      9,449
                        12/31/06                      9,449
                        12/31/07                      9,449
                        12/31/08                      9,449
                        12/31/09                      9,449
                                               -------------------
                        Total                        47,245
                                               ====================

  NOTE 6 - ACCRUED EXPENSES

         Accrued expenses consist of the following at September 30, 2005 and December 31 2004:

                                                 September 30,      December 31,
                                                     2005               2004
                                                 ------------       ------------
Payroll and related taxes                        $    586,383       $    336,695
Consulting fees                                       482,273            375,000
Litigation settlement fees                            129,669            209,669
Other accruals                                         24,239            122,152
                                                 ------------       ------------
                                                 $  1,222,564       $  1,043,516
                                                 ============       ============

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

         During the nine months ending September 30, 2005, the Company recorded total interest expense of $728,999 in connection with the debenture debt. Of this total, $306,254 resulted from the non-cash amortization of debt discount recorded in connection with loan fees and the value of stock and warrants issued to note holders, and $422,746 resulted from interest accrued during the period on the outstanding principal balance. As of September 30, 2005, the balance on the accrued interest was $423,156.

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

         During the 3 months ending September 30, 2005, debentures with a principal balance of $506,000 were tendered for conversion to common stock of the Company under the conversion terms of the agreement.

         As of September 30, 2005 and December 31, 2004, convertible debenture debt balances consists of the following:

Current:
                                                 September 30,      December 31,
                                                     2005               2004
                                                 ------------       ------------
Convertible debenture                            $  7,189,000       $ 1,300,000
Convertible debenture discount                     (3,762,324)         (402,345)
                                                 ------------       ------------
Convertible debenture - net                      $  3,426,676       $   897,655
                                                 ============       ============

Long Term:

                                                 September 30,      December 31,
                                                     2005               2004
                                                 ------------       ------------
Convertible debenture                            $         --       $ 2,975,000
Convertible debenture discount                             --        (1,641,399)
                                                 ------------       ------------
Convertible debenture - net                      $         --       $ 1,333,601
                                                 ============       ============

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

         During 2002, the Company entered into a promissory note with Lance Doherty, a principal of SurgiJet and shareholder of the Company, for a principal sum of $19,000 plus interest at the rate of 10% per annum. At September 30, 2005 the outstanding principal balance of this note was $19,000.

         During 2003 the Company initiated litigation against SurgiJet, challenging the validity of the SurgiJet Note, as well as other notes and liabilities to DentaJet, Lance Doherty and Rex Doherty.

         The parties to the litigation entered into a settlement agreement pursuant to which revised note payable amounts and payment schedules were agreed upon. Based on this agreement, outstanding principal and accrued interest balances related to these notes have been adjusted to reflect the agreed upon amounts, and as a result, the balances at September 30, 2005 and December 31, 2004 are as follows:

                                 September 30, 2005         December 31, 2004
                               Principal    Interest     Principal     Interest
                               ---------    ---------    ---------     ---------

SurgiJet                       $ 495,242    $  17,807    $ 549,774     $  14,347

Lance Doherty                     19,000        8,225       19,000         6,293
                               ---------    ---------    ---------     ---------
  Total                        $ 514,242    $  26,032    $ 568,774     $  20,640
                               =========    =========    =========     =========

         During the period ending September 30, 2005, the Company paid $54,532 and $25,468 of principal and interest, respectively.

FINANCIAL ENTREPRENEURS, INC. ("FEI")

         In connection with the Merger Agreement in 2003, the Company assumed a promissory note during 2003 originally entered into between PNAC and FEI, a significant shareholder of the Company, during 2002. The note bears interest at an annual rate of 7.5%, and matures on April 3, 2009. Upon consummation of the merger in February 2003, the outstanding principal and accrued interest payable balances were $206,649 and $11,462, respectively. During the three months ended March 31, 2005, net activity resulted in a decrease to the outstanding principal of $12,896 and a $5,813 increase to interest expense related to this note. As of September 30, 2005, the outstanding principal and accrued interest payable on this note were $265,990 and $69,976, respectively.

NOTE 9 - SHAREHOLDERS' EQUITY (DEFICIT)

COMMON STOCK ACTIVITY

         In October 2005, the Company increased the authorized shares to 750,000,000 from 100,000,000.

         During the first nine months of 2005, the Company issued a total of 19,427,165 shares of common stock, of which 1,039,370 common stock shares were issued in conjunction with the January financing. The value of the common stock on the date of issue was $0.54 resulting in the recording a long term debenture discount of $561,260. The Company cancelled 134,118 of common shares that were issued in connection with previous financing reducing the debenture discount by $53,647. Common stock shares, totaling 750,000 shares that were borrowed and used as collateral in 2004 were returned. The Company issued 331,000 common stock shares to replace the remaining borrowed shares that were used by lenders to satisfy principal and interest payments. The company issued 13,178,427 free trading shares as compensation for services resulting in the recording of $439,156 of expenses. The Company also cancelled 89,286 shares of common stock that were issued for services associated with debt financing recording a decrease in expenses of $36,631. During the three months ended September 30, 2005, the Company issued 5,350,173 share of common stock resulting from the election to convert debentures with a principal balance of $506,000.

WARRANT ACTIVITY

         During the first nine months of 2005, the Company issued 5-year warrants to purchase an aggregate of 7,372,617 shares of its common stock at an average exercise price of $0.40 per share.

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

         The following table summarizes the number of outstanding common stock warrants as of September 30, 2005:

                                                 Weighted Average     Exercise
                                                     Number             Price
                                                  -----------         --------
Outstanding at December 31, 2004                   20,832,718         $   1.64

     Granted                                        7,372,617             0.40
     Forfeited                                             --               --
     Exercised                                             --               --
                                                  -----------         --------
Outstanding at March 31, 2005                      28,205,335         $   1.16

     Granted                                          829,295             0.70
     Forfeited                                       (829,295)            5.00
     Exercised                                             --               --
                                                  -----------         --------
Outstanding at June 30, 2005                       28,205,335         $   1.04

     Granted                                               --               --
     Forfeited                                             --               --
     Exercised                                             --               --
                                                  -----------         --------
Outstanding at September 30, 2005                  28,205,335         $   1.04
                                                  ===========         ========

The following table summarizes additional information with respect to outstanding common stock warrants at September 30, 2005:

                    Number     Weighted Average Life      Number
Exercise Price   Outstanding    Remaining in Months     Exercisable
--------------   -----------    -------------------     -----------
   $0.40          13,906,188              53             13,906,188
   $0.62             700,000              48                700,000
   $0.65              20,000              45                 20,000
   $0.70             829,295              28                829,295
   $0.75             375,000              51                375,000
   $.090              86,667              39                 86,667
   $1.00           6,326,480              32              6,326,480
   $1.23              45,000              28                 45,000
   $1.50              30,000              13                 30,000
   $2.25           4,441,000              36              4,441,000
   $2.50             505,000              25                505,000
   $3.00              50,000              28                 50,000
   $5.00             890,705              28                890,705
                 -----------                            -----------
                  28,205,335                             28,205,335
                 ===========                            ===========


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

         During the first quarter of 2005, the Company sold all of the Langley shares, receiving gross proceeds of $664,639. Fees associated with these transactions totaled $3,619 providing a net realized gain of $70,040. Also, a reclassification of the other comprehensive income was recorded against additional paid in capital.

NOTE 11 - SETTLEMENT AGREEMENTS AND LOAN PAYABLE

         In November 2002, the Company entered into settlement agreements with an officer and an employee related to accrued but unpaid fees for consulting services rendered by them prior to the consummation of the Merger in the aggregate of $700,000. Under the agreements a total of $450,000 was converted into 211,267 shares of the Company's common stock, during 2003, based upon the closing price on the effective date the Merger Agreement. The balance owed of $250,000 was converted into two notes payable that bear interest at an annual rate of 3.5% and provide for the principal to be paid over equal installments for the duration of the loans. At September 30, 2005 the aggregate balance on the note was $54,863 and the respective accrued interest payable balance was $11,876.

NOTE 12 - RELATED PARTY TRANSACTIONS

         During the three months ended September 30, 2005, the Company recorded $22,500 of consulting fees and expenses to a corporation owned by a director of the Company. As of September 30, 2005, $36,850 related to this agreement was included in accounts payable.

         During 2003, the Company entered a consulting agreement with a corporation controlled by two shareholders, each of whom own beneficially in excess of 5% of the outstanding shares of the Company's common stock. Pursuant to this agreement, entered into in April 2003, the consultants are entitled to receive a monthly fee of $15,000 through March 2005, provided however that payment of accrued fees is not payable by the Company until such time as the Company has a minimum cash balance of $2.5 million. At September 30, 2005, a total of $360,000 in fees recorded pursuant to this agreement is included in accrued expenses.

         In January 2004, the Company entered into a new consulting agreement with Richard H. Keates, M.D., a director of the Company, increasing the monthly retainer to $15,000 per month plus reimbursement of business expenses incurred. Through September 30, 2005, consulting fees and related expenses totaling $90,000 and $15,757, respectively, were recorded pursuant to this agreement, of which $61,093 is included in accounts payable at September 30, 2005.

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

         As of September 30, 2005, the Company had returned all borrowed shares pursuant to this agreement, and had accrued interest expense totaling $26,430.

NOTE 14 - SUBSEQUENT EVENTS

         On October 13, 2005, the Company entered into a settlement agreement with Gebauer Medizintechnik GmbH ("Gebauer") in which the parties mutually released each other from any liability. In addition, the parties agreed that the Manufacturing Supply and Distribution Agreement previously entered into by the parties on April 27, 2004 was terminated, and that there were no further obligations by either party under that Agreement. In accordance with the terms of the settlement, finished goods inventory of $1,916,215, accounts payable to Gebauer of $846,781 and the net capitalized value of the distribution agreement of $1,464,078 were written off during the three months ending September 30, 2005. The net effect of the settlement resulted in a net loss of $2,533,512 as follows:

Finished goods inventory write off                                $   1,916,215
Less:  liability to Gebauer                                            (846,781)

Impairment of capitalized distribution agreement                      1,464,078
                                                                  -------------
                                                                  $   2,533,512
                                                                  =============

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

CORPORATE HISTORY

         Advanced Refractive Technologies, Inc. (the "Company" or "ART"), formerly known as Ponte Nossa Acquisition Corp ("PNAC")), is a Delaware corporation engaged in the research and development of surgical equipment for use in the field of ophthalmology based on proprietary waterjet technology.

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

         During the February 2005 Board of Directors' meeting, the directors agreed to change the name from VisiJet, Inc. to "Advanced Refractive Technologies". A Certificate of Amendment to the Articles of Incorporation effecting the name change was filed with the Delaware Secretary of State on July 5, 2005.

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

         In October 2005, the Company terminated the license agreement with Gebauer and discontinued sales of the LasiTome and EpiLift systems. Under the terms of the termination agreement, inventory was returned to Gebauer and unpaid invoices canceled and both parties were relieved from fulfilling any further responsibilities under the agreement.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 Compared To Three Months September 30,
2004

SALES AND COST OF SALES

         The Company reported sales revenues for the quarters ending September 30, 2005 and 2004 of $92,601 and $982,567, respectively. ART markets its products in the United States through a direct sales force consisting of four employees and five independent sales representatives. Internationally, our products are sold through independent distributors in each market. Products sold are the EpiLift System, sold in the United States and certain foreign markets, or a Combination Lasitome/EpiLift system, currently sold only in foreign markets. In conjunction with the systems, `disposables,' are also sold consisting of Epi-separators, Lasik blades and vacuum tubing sets that are used on a per procedure basis. Additional components of the system are sold separately, such as handpieces, Epi and Lasik heads, suction rings, etc.

         Cost of goods sold for the quarters ending September 30, 2005 and 2004 was $35,726 and $456,400, respectively. Gross profit for the quarters ending September 30, 2005 and 2004 was $56,875 and $526,167, respectively.

OPERATING EXPENSES

         Operating expenses during the three months ended September 30, 2005 and 2004, decreased in 2005 to $569,072 from $1,582,983 as a result of the following activity:

                                                      2005               2004
                                                   ----------         ----------
General and Administrative                         $  569,072         $1,400,569
Research and Development                                   --            182,414
                                                   ----------         ----------
  Total Operating Expenses                         $  569,072         $1,582,983
                                                   ==========         ==========

         The decrease in general and administrative expenses during 2005 from the same period in 2004 was due primarily due to scale backs the company made associated with the terminated Distribution Agreement.

         The decrease in research and development expenses in the 2005 period was due primarily to limited working capital availability.

OTHER INCOME AND EXPENSE

         Other expenses during the three months ended September 30, 2005 and 2004, include interest expense of $228,728 and $388,515, and non-cash expenses of $104,172 and $328,670 related to the amortization of debt discount, respectively. The non-cash interest expense was recorded based on the intrinsic value of the beneficial conversion feature of convertible debt entered into during the first quarter of 2005 and the first six months of 2004. The loss on the settlement of the distribution agreement reflects the non-cash charges associated with the termination of the distribution agreement.

NET LOSS APPLICABLE TO COMMON SHARES

         As a result of the above revenues and expenses, the net loss for the three months ended September 30, 2005, increased to $3,451,815 compared to $1,774,001 for the same period of 2004.

Nine Months Ended September 30, 2005 Compared To Nine Months September 30, 2004

SALES AND COST OF SALES

         The Company reported sales revenues for the nine months ending June 30, 2005 and 2004 of $715,075 and $1,037,537, respectively. ART markets its products in the United States through a direct sales force consisting of four employees and five independent sales representatives. Internationally, our products are sold through independent distributors in each market. Products sold are the EpiLift System, sold in the United States and certain foreign markets, or a Combination Lasitome/EpiLift system, currently sold only in foreign markets. In conjunction with the systems, `disposables,' are also sold consisting of Epi-separators, Lasik blades and vacuum tubing sets that are used on a per procedure basis. Additional components of the system are sold separately, such as handpieces, Epi and Lasik heads, suction rings, etc.

         Cost of goods sold for the nine months ending September 30, 2005 and 2004 was $407,029 and $483,234, respectively. Gross profit for the nine months ending September 30, 2005 and 2004 was $308,046 and $554,303 or 43% and 53%,
respectively. The gross profit was lower than normal resulting from the mix of product sold, higher fulfillment and shipping costs.

OPERATING EXPENSES

         Operating expenses during the nine months ended September 30, 2005 and 2004, decreased to $3,362,893 from $7,006,940 in 2005 as a result of the following activity:

                                                      2005               2004
                                                   ----------         ----------
General and Administrative                         $3,187,259         $6,415,545
Research and Development                              175,634            591,395
                                                   ----------         ----------
  Total Operating Expenses                         $3,362,893         $7,006,940
                                                   ==========         ==========

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

         The decrease in research and development expenses in the 2005 period was due primarily to limited working capital availability during the period.

OTHER INCOME AND EXPENSE

         Other expenses during the nine months ended September 30, 2005 and 2004, include interest expense of $561,875 and $1,063,414, and non-cash expenses of $763,769 and $903,802, respectively, related to the amortization of debt discount during the period, and $3,311,088 of non-cash interest expense for 2005. The non-cash interest expense was recorded based on the intrinsic value of the beneficial conversion feature of convertible debt entered into during the first quarter of 2005. Interest expense in the 2005 period increased due to an increase in total debt outstanding. The loss of $2,533,512 on the settlement of the distribution agreement reflects the non-cash charge associated with the termination of the distribution agreement.

              Also included in results of operations in 2005 were other income and non-recurring gains of $26,842 and $73,659, respectively. The other income was from a refund of taxes paid in prior periods. The realized gain was the result of the sale of marketable securities over the stated value. The Company sold the securities valued at $590,980 for gross proceeds of $664,639. Fees associated with the transactions of $3,619 were recorded as expenses for the period providing a net realized gain of $70,040.

PREFERRED STOCK ACCRETIONS

         In the fourth quarter of 2004, the Company recorded a preferred stock discount and a corresponding amount to additional paid in capital of $1,125,000. The recorded discount resulted from the beneficial conversion that was recognized as an undeclared dividend and will be accreted over three years or the life of the agreement. This dividend will be reflected in the statement of operations below the "Net loss" line as a component of "Net loss applicable to common shareholders". As a result, an accretion of the discount of $281,250 was recorded during the current period providing a balance of the preferred discount of $750,000 at September 30, 2005.

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS

         As a result of the above revenues and expenses, the net loss for the nine months ended September 30, 2005 and 2004 was $10,405,840 and $8,420,653, respectively.

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

         During the nine months ended September 30, 2005, the Company raised net proceeds totaling $5,201,520. From the issuance of convertible debentures, the Company raised $4,540,500 net of $179,500 of related costs, and $661,020 net of $3,619 of related costs, from the sale of marketable securities.

         During the first nine months of 2005, the Company utilized $2,578,677 to fund operating activities and $2,615,528 in investing activities.

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

         In September of 2005 the Company issued ten million shares of Common Stock to its attorneys in Canada as collateral to secure payment of legal fees for an action commenced by the Company in Canada. Under the pledge arrangement, once the legal fees are paid, the shares are to be returned to the Company, at which time they will be canceled and restored to the status of authorized but unissued shares. The shares are reflected as outstanding shares as of September 30, 2005.

         To the best of the Company's knowledge and belief, there are no other material legal proceedings pending or threatened against the Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION

         None

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

                   Advanced Refractive Technologies, Inc. a Delaware corporation

                   By: /s/ Laurence M. Schreiber
                       -------------------------
                       Laurence M. Schreiber, Secretary, Treasurer, Chief Operating Officer

Date:  December 21, 2005