Form 10QSB/A
period 2005-09-30
Advanced Refractive Technologies, Inc.
filed 2006-01-03
CIK 1082249

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

         As of December 21, 2005, the issuer had 55,975,308 shares of common stock outstanding.


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
                                                     ============    ============    ============    ============


The accompanying notes are an integral part of these financial statements


                              Advanced Refractive Technologies, Inc.

                                     Statements of Cash Flows
                                           (unaudited)


                                                                         Nine months ended
                                                                   September 30,   September 30,
                                                                       2005            2004
                                                                   ------------    ------------

Cash flows from operating activities
    Net loss                                                       $(10,405,840)   $ (8,420,653)
Adjustment to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization                                           227,178         182,728
Debt discount amortization                                              763,769         903,802
Accretion of beneficial conversion on preferred shares                  281,250         829,139
Adjustment for beneficial conversion for debt                         3,311,088              --
Adjustment for distribution agreement write off                       2,533,512
Common stock, options, warrants issued for services                     587,555       2,894,335
Common stock issued for interest                                         2,259
Warrants repricing in connection with debt guarantee                     15,769         546,403
Gain on marketable securities, net                                      (70,040)             --
Changes in assets and liabilities:
    Accounts receivable                                                  64,269        (332,105)
    Prepaid expenses                                                    171,863        (309,199)
    Inventory                                                        (1,657,513)       (317,003)
    Accounts payable                                                  1,106,587         416,311
    Customer deposits                                                   (48,771)         16,720
    Compensation settlement agreement                                   (11,539)        (35,604)
    Royalties payable                                                    30,000         (15,000)
    Other accrued expenses                                              179,048         537,074
    Accrued interest                                                    340,879         161,952
                                                                   ------------    ------------
Net cash used by operating activities                                (2,578,677)     (2,941,100)
                                                                   ------------    ------------

Cash flows from investing activities
    Acquisition of property and equipment                               (30,230)        (15,611)
    Purchase of distribution agreement                                       --      (1,188,900)
                                                                   ------------    ------------
Net cash used in investing activities                                   (30,230)     (1,204,511)
                                                                   ------------    ------------

Cash flows from financing activities
    Advance from related party                                               --         229,361
    Repayment of advances from related parties                          (65,528)       (200,600)
    Repayment of secured and convertible debentures                  (2,550,000)             --
    Repayment of notes payable                                               --          (4,000)
    Proceeds from secured debenture                                          --       1,109,688
    Proceeds from convertible debt                                    4,540,500       2,471,125
    Proceeds from private placements-net                                     --         526,500
    Proceeds from sales of marketable securities                        661,020              --
                                                                   ------------    ------------
Net cash provided by financing activities                             2,585,992       4,132,074
                                                                   ------------    ------------

Net decrease in cash                                                    (22,915)        (13,537)

Cash, beginning of period                                                22,946          35,879
                                                                   ------------    ------------
Cash, end of period                                                $         31    $     22,342
                                                                   ============    ============

Supplemental disclosures of cash flow information
    Interest paid                                                  $    171,129    $     90,214
    Taxes paid                                                               --             800
    Debenture costs and fees                                            179,500         534,190
Non-cash transactions
    Warrants issued in connection with secured debenture                     --       1,195,290
    Warrants issued in connection with convertible debentures         2,046,330              --
    Warrants issued in connection with debt guarantee                    15,769         546,403
    Common stock issued in connection with convertible debenture        507,613              --
    Common stock issued in connection with secured debenture                            106,350
    Common stock issued as collateral                                                     1,100
    Reclass of interest to current liability                                             80,313

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

REVENUE RECOGNITION

         Revenue from product sales relates to sales of ophthalmic surgical products pursuant to the Manufacturing, Supply and Distribution Agreement completed in May 2004 and terminated in October 2005. Revenue from such sales is recognized when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance, a firm price and probable collection.

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

         The following table summarizes information about stock options outstanding at September 30, 2005:

                              Weighted
                              Average      Weighted                 Weighted
                             Remaining     Average                  Average
     Exercise     Number      Life in      Exercise     Number      Exercise
      Price     Outstanding    Years        Price     Exercisable    Price
      -----     -----------    -----        -----     -----------    -----

      $1.10      1,040,000     8.12        $1.10       330,000       $1.10
      $0.40      1,225,000     9.06        $0.40       220,000       $0.40

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

NOTE 3 - INVENTORY

         Inventory includes finished goods of ophthalmic surgical products purchased pursuant to the Manufacturing, Supply and Distribution Agreement completed in May 2004, and consists of the following at September 30, 2005 and December 31, 2004:

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

OFFICER LOAN

         At September 30, 2005, the Company owed an officer of the Company $1,900 pursuant to a short term loan.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 Compared To Three Months September 30,
2004

SALES AND COST OF SALES

         The Company reported sales revenues for the quarters ending September 30, 2005 and 2004 of $92,601 and $982,567, respectively. ART markets its products in the United States through a direct sales force consisting of four employees and five independent sales representatives. Internationally, our products are sold through independent distributors in each market. Products sold are the EpiLift System, sold in the United States and certain foreign markets, or a Combination LasiTome/EpiLift system, currently sold only in foreign markets. In conjunction with the systems, `disposables,' are also sold consisting of Epi-separators, Lasik blades and vacuum tubing sets that are used on a per procedure basis. Additional components of the system are sold separately, such as handpieces, Epi and Lasik heads, suction rings, etc. In October 2005, ART terminated the distribution agreement and discontinued sale of the systems and associated disposables.


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

Nine Months Ended September 30, 2005 Compared To Nine Months September 30, 2004

SALES AND COST OF SALES

         The Company reported sales revenues for the nine months ending June 30, 2005 and 2004 of $715,075 and $1,037,537, respectively. ART markets its products in the United States through a direct sales force consisting of four employees and five independent sales representatives. Internationally, our products are sold through independent distributors in each market. Products sold are the EpiLift System, sold in the United States and certain foreign markets, or a Combination LasiTome/EpiLift system, currently sold only in foreign markets. In conjunction with the systems, 'disposables,' are also sold consisting of Epi-separators, Lasik blades and vacuum tubing sets that are used on a per procedure basis. Additional components of the system are sold separately, such as handpieces, Epi and Lasik heads, suction rings, etc. In October 2005, ART terminated the distribution agreement and discontinued sale of the systems and associated disposables.


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

         During the first nine months of 2005, the Company utilized $2,578,677 to fund operating activities and $2,615,528 in financing activities.

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

Date:  December 30, 2005