Form 10KSB
period 2005-12-31
Advanced Refractive Technologies, Inc.
filed 2006-06-20
CIK 1082249

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

               [X] Annual report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2005

                         Commission file number 0-25611

                     ADVANCED REFRACTIVE TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

        Delaware                                               33-0838660
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
incorporation or organization)

           1062 Calle Negocio, Suite D, San Clemente, California 92673
                    (Address of principal executive offices)

                    Issuer's telephone number (949) 940-1300

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          Common Stock, $.001 par value
                                (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X].

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

The registrant's revenues for fiscal year 2005 were $0.

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1.9 million (based on 60,188,698 shares held by non-affiliates and a closing share price of $0.031 per share on June 2, 2006).

As of June 2, 2006, the number of shares outstanding of the registrant's Common Stock was 240,064,625.

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

COMPANY BACKGROUND AND SUMMARY

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

     In December 2002 the Company entered into a merger agreement with Ponte Nossa Acquisition Corp., a Delaware corporation ("the Merger") that had been incorporated as a blank check company in 1997. The agreement called for the merger of the two companies into a single company through the merger of an acquisition subsidiary, VisiJet Acquisition Corporation, into the Company. The merger was consummated on February 11, 2003, and immediately thereafter, VisiJet, Inc. was merged into Ponte Nossa Acquisition Corp., and the surviving company's name was changed to "VisiJet, Inc.". It was subsequently changed to "Advanced Refractive Technologies, Inc."

     In April 2004, we entered into an exclusive license agreement with Gebauer Medizintechnik GmbH, of Neuhausen Germany ("Gebauer"), pursuant to which we acquired worldwide marketing, sales and distribution rights for Gebauer's LASIK and Epi-LASIK products. In May 2004, we began marketing these products in Europe and certain other foreign countries, where the products have received regulatory clearance for sale, and began generating revenue from product sales during the second quarter of 2004. In September 2004, ART began marketing the Epi-Lasik product in the United States, following receipt of clearance for marketing from the U.S. Food and Drug Administration.

     After disputes arose with Gebauer, in October of 2005 we entered into an agreement with Gebauer terminating the license agreement, and sold our remaining inventory of products to CooperVision International Holding Company, LP. As a result, we currently have no products for sale and we have no source of revenues. We are in discussions with BioVision AG, a Swiss company, to license its FDA approved product, the Visitome 20-10 microkeratome. In its present form, this product can be used to perform LASIK surgery in the conventional way; however, the product is in the process of being modified, by BioVision, so that it can perform the epi-LASIK procedure, generally similar to the Gebauer device. These modifications will require an additional FDA approval under rule 510(k), which will require funding from BioVision or a potential partner to complete the regulatory procedures. Accordingly, additional financing will be required to complete an agreement with BioVision and gain final FDA approval for marketing these products in the United States. We currently have no commitments for such financing.

     In addition, we are engaged in the research and development of ophthalmic surgery products based upon applications of our proprietary waterjet technology, designed to result in faster, safer and more efficacious laser eye and cataract surgery. To date, these efforts have been focused on bringing to market two products, with different applications and markets.

     First is the Accupulse(R), which utilizes waterjet technology to remove the cataractous human crystalline lens in the eye during cataract surgery. Second is the HydroKeratome(R), a device that utilizes waterjet technology to cut the corneal flap immediately prior to applying an excimer laser in laser eye surgery to correct myopia, hyperopia and astigmatism.

     We have also acquired the worldwide license rights to a cataract detection device and have started preliminary research and development on this product. Please refer to the Research and Development section of this document for additional information on this transaction.

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

PRODUCTS

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

     ART is currently developing two ophthalmic surgical products utilizing its proprietary waterjet technology. The first is Accupulse(R), a device that uses pulsed waterjet technology to remove cataracts, and the second is Hydrokeratome(R), a device that uses a high-pressure micro beam of water to cut a corneal flap during LASIK surgery. Although our waterjet based products under development have different applications, they share certain basic characteristics. Each of the waterjet products consists of a modular console with an intensifier and a hand piece. The modular unit is attached to a delivery tube, which is in turn attached to a hand piece. The hand piece delivers the water jet to the tissue and its integral aspirator removes any debris tissue and water through a disposable tube that returns to the console.

     ACCUPULSE(R) CATARACT EMULSIFIER. The Accupulse(R) Cataract Emulsifier is an emulsification device designed for the quick and safe removal of the cataractous human crystalline lens in the eye, a necessary procedure before installing a new intraocular lens ("IOL"). The device creates a pulsating stream of saline solution, and the impact from the pulsating fluid emulsifies the cataractous human lens and breaks the lens into small pieces. The Accupulse simultaneously aspirates the emulsified tissue and removes it from the interior of the eye.

     The Accupulse requires minimal technical skill, as it functions like a hydraulic eraser or paint brush. No sculpting or lens elevation or rotation is necessary. The balanced irrigation/aspiration fluidics complement the embedded CPU controlled micro pulses. The foot switch initiates the mode activity selected by surgeon for the balanced and ergonomically shaped hand piece.

     Based on the experience of our management team and consultants in the ophthalmic industry, we believe that the waterjet platform of the Accupulse will be easier to learn to use and will require less skill than that required by current ultrasound phaco emulsification devices. The Company also expects that Accupulse and its disposable package will be priced in the low range of current ultrasound devices, which will make it attractive in underdeveloped markets, and also attractive in the U.S. and other nations where cost containment is critical.

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

     Development activities for both Accupulse and Hydrokeratome are subject to significant risks and uncertainties. These risks and uncertainties include, but are not limited to, our ability to obtain sufficient funding on a timely basis, unanticipated failure of required testing activities, unexpected delays in completion of milestones and inability to obtain, or delays in obtaining, required marketing clearance from the U.S. FDA.

COMPETITION

     Our Hydrokeratome product, if successfully developed and cleared for marketing, will provide an additional alternative for creating a corneal flap, using a high-pressure micro beam of water, instead of a metal blade, to expose the corneal tissue prior to the application of the excimer laser.

     Our Accupulse product, if successfully developed and cleared for marketing, will compete in the cataract emulsification market.

COMPETITION IN CREATING THE CORNEAL FLAP

     EPI-LASIK COMPANIES - Epi-LASIK devices were first introduced to the marketplace in 2004, and have not yet captured a significant share of the corneal flap market. Currently, we are aware of only one company, Norwood Abbey, with an Epi-LASIK product on the market. In addition, we are aware of two other Epi-LASIK products under development using similar technology that may become competition in the future if development efforts are completed and regulatory clearance is received.

     MICROKERATOME COMPANIES - The corneal flap market is currently dominated by microkeratome devices which maintain approximately 89% of the total market. There are a number of companies that manufacture and or supply microkeratomes including Bausch & Lomb, Moria, Advanced Medical Optics and Nidek. All of these companies have significantly greater financial resources, greater name recognition, larger product offerings and customer bases and longer operating histories than ART.

     LASER COMPANIES - We are aware of one company, Intralase, that has developed and markets a device for creating a corneal flap utilizing laser technology that has captured approximately 11% of the total market.

COMPETITION FROM NEW TECHNOLOGIES

     The medical device industry for ophthalmologic surgery products is highly competitive. Many other companies are engaged in research and development activities, and many of these have substantially greater financial, technical and human resources than ART. As such, they may be better equipped to develop, manufacture and market their technologies. Accordingly, we also face competition in the future from new products and technologies that may provide safer and more cost effective alternatives to our products, or that may render our products obsolete.

RESEARCH AND DEVELOPMENT

     Our research and development efforts are focused on completion of final product development and testing and securing of regulatory approval for our two internally developed products, Hydrokeratome and Accupulse. During the fiscal years ended December 31, 2005 and 2004 we spent approximately $103,088 and $416,203, respectively, on research and development activities.

     In December 2005 the Company acquired OptiMetrix Technologies, Inc. (OTI), a wholly owned subsidiary of UTEK Corporation (UTEK). OTI owns technology licensed from Los Alamos National Laboratory (LANL), operated by the University of California for the National Security Administration of the U.S. Department of Energy. The technology is designed to determine optical aging, optical metrics and the presence of cataracts and other optical diseases. The Company plans to conduct the necessary research and development of these technologies to bring the product to market during the first quarter of 2008.

     Consideration to UTEK was 100,000 shares of Series B convertible stock in the Company, of which 2,000 shares went to the original developer of the technology.

     In addition, the Company is commencing research and development on a cataract detection device.

MANUFACTURING

     We plan to outsource manufacturing for our internally developed products to an ISO 9001 approved local contract manufacturing facility. This contractor will purchase and stock parts, assemble, test and burn-in units, and will stock finished goods and ship as required from a bonded warehouse.

GOVERNMENT REGULATION

     ART's products are medical devices. As such, we are subject to the relevant provisions and regulations of the Federal Food, Drug and Cosmetic Act, under which the United States Food and Drug Administration ("FDA") regulates the manufacture, labeling, distribution, and promotion of medical devices in the United States. The Act provides that, unless exempted by regulation, medical devices may not be commercially distributed in the United States unless they have been approved or cleared by the FDA for marketing. There are two review procedures by which medical devices can receive such approval or clearance. Some products may qualify for clearance under a 510(k) notification. Under the 510(k) procedure, the manufacturer submits to the FDA a pre-market notification that it intends to begin marketing its product. The notification must demonstrate that the product is substantially equivalent to another legally marketed product (i.e., it has the same intended use, is as safe and effective, and does not raise different questions of safety and effectiveness than does a legally marketed device).

     A successful 510(k) notification results in the issuance of a letter from the FDA in which the FDA acknowledges the substantial equivalence of the reviewed device to a legally marketed device and clears the reviewed device for marketing.

FDA STATUS OF CURRENT PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

     HydroKeratome - We have received successful 510(k) notification with respect to our initial filing for the HydroKeratome, and have filed a 510(k) submission with the FDA for upgrades to the product. Before commencement of marketing the HydroKeratome, we must obtain 510(k) approval from the FDA for the product enhancements. We are currently addressing issues raised by the FDA in our product enhancement submission for HydroKeratome, and hope to file our response during the first quarter of 2008.

     Accupulse - Based on successful completion of required product development and testing issues, we anticipate filing a 510(k) application for marketing clearance of Accupulse in the first quarter of 2007.

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

MARKETING

     We plan to distribute our products internationally through a series of agreements with distribution companies in major countries that handle other American and European manufactured ophthalmic products, and that are familiar with applicable local government rules and regulations, as well as with the customer base and key ophthalmic surgeons in the region.

     Although specifics vary based on countries and territories covered, our international distribution agreements generally provide for a specified term and exclusive territory, fixed sales prices from ART to the distributor and minimum purchase quantity requirements for the distributor.

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

PATENTS AND TRADEMARKS

     On September 17, 2003, we entered into a license agreement with Robert M. Campbell, Jr., M.D., pursuant to which the Company obtained exclusive worldwide rights for all medical applications for a patented technology invented by Dr. Campbell that provides for the sterile flow of fluid through a surgical water jet apparatus. The license agreement provides for a royalty of 6% on revenues from products utilizing licensed technology and is subject to a minimum royalty of $24,000 per year.

EMPLOYEES

     As of December 31, 2005 we employ 6 persons full time. Of these employees, three are in corporate management and legal affairs, and one each in research, product development, customer relations and accounting. None of our employees are covered by collective bargaining agreements and we believe that our relationship with our employees is good. Any future increase in the number of employees will depend upon the growth of our business, the successful commercialization of our products and on our obtaining sufficient funding.

RISK FACTORS

ART IS AN EARLY-STAGE BUSINESS WITH A LIMITED OPERATING HISTORY, AND AS A RESULT, MAKING AN EVALUATION OF ITS BUSINESS PROSPECTS MAY BE DIFFICULT.

     We are an early-stage company with limited prior business operations and operating revenues. We do not currently have any products on the market, and all revenues to date have come from operations that have since been discontinued. You should be aware of the increased risks, uncertainties, difficulties and expenses we face, and that because of our limited operating history, you may not have adequate information on which you can base an evaluation of our business and prospects.

OUR FINANCIAL STATEMENTS INCLUDE A GOING CONCERN OPINION FROM OUR OUTSIDE AUDITORS WHICH RAISES DOUBT AS TO OUR ABILITY TO STAY IN BUSINESS AND MAY LIMIT OUR ABILITY TO RAISE REQUIRED FUNDING.

     The Company received a going concern opinion on its financial statements for the fiscal years ended December 31, 2005, 2004 and 2003. Our auditors have stated that due to our lack of profitability and our negative working capital, there is "substantial doubt" about our ability to continue as a going concern. The going concern opinion from our auditors represents a strong warning regarding our financial condition and ability to stay in business. In addition, the going concern opinion may limit our ability to obtain the financing required to stay in business, in which case you could lose your entire investment.

IF WE ARE UNABLE TO GENERATE REVENUES IN THE FUTURE, WE MAY NOT BE ABLE TO CONTINUE OUR BUSINESS.

     We are an early-stage company and, prior to May 2004, had not generated any revenues from operations. Although we generated revenues in 2004 and 2005, the products we carried were sold under a licensing arrangement, which has since been terminated. We do not currently have any products on the market or any source of revenues. We cannot assure our stockholders that our proposed business plans, as described in this prospectus, will materialize or prove successful, or that revenues generated through the sale of potential products currently under development will be sufficient to result in profitable operations. If we cannot operate profitably our business may fail and you could lose your entire investment.

WE ARE IN DEFAULT UNDER OUR OUTSTANDING CONVERTIBLE DEBENTURES, AND HAVE VIOLATED OUR OBLIGATION TO REGISTER THE RESALE OF THE SHARES ISSUABLE UPON CONVERSION.

     We are in default of our payment obligations under certain Convertible Debentures, so the holders could bring collection actions at any time. In addition, we have failed to register the Common Stock issuable upon conversion of these obligations within the time frame required, exposing us to penalties. Through December 31, 2005, such penalties totaled $1,518,524, and continue to accrue.

WE WILL BE DEPENDENT ON THIRD PARTIES FOR THE MANUFACTURING AND SUPPLY OF ANY PRODUCTS WE ARE ABLE TO DEVELOP. IF WE ARE UNABLE TO OBTAIN PRODUCTS ON A TIMELY BASIS, WE MAY NOT BE ABLE TO ACHIEVE OR MAINTAIN PROFITABLE OPERATIONS AND OUR BUSINESS MAY FAIL.

     We do not intend to engage in the direct manufacture of products, and plan to outsource the production of any products we introduce to the market. If, once we begin to sell products, we are unable to obtain products from suppliers on a timely basis, we will be unable to fulfill sales orders as planned and we will not be able to generate sufficient revenues to achieve or maintain profitable operations. If we cannot operate profitably you could lose your entire investment.

GOVERNMENT CLEARANCE IS REQUIRED IN ORDER FOR US TO MARKET OUR PRODUCTS. IF WE ARE UNABLE TO OBTAIN REQUIRED CLEARANCE ON A TIMELY BASIS, WE MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUE TO ACHIEVE OR MAINTAIN PROFITABLE OPERATIONS AND OUR BUSINESS MAY FAIL.

     Our products will be considered to be medical devices, and as such will require clearance from the United States Food and Drug Administration ("FDA") for sales in the United States and from comparable regulatory agencies in other markets. Our ability to obtain timely regulatory clearance for sales of products under development is dependent on our ability to obtain adequate financing, on the successful completion of remaining product development and testing, and on the satisfactory review and approval by regulatory agencies of required marketing clearance submissions. If these approvals are not obtained, or are significantly delayed, we may be unable to generate revenues from product sales necessary for us to achieve or maintain profitable operations. If we cannot operate profitably our business may fail.

WE HAVE LIMITED FINANCIAL RESOURCES AND ARE DEPENDENT ON RAISING ADDITIONAL CAPITAL IN ORDER TO SUCCESSFULLY LAUNCH OUR PRODUCTS AND TO BEGIN GENERATING REVENUES FROM PRODUCT SALES. IF WE ARE UNABLE TO RAISE SUFFICIENT CAPITAL, OUR BUSINESS MAY FAIL.

     Because we have limited financial resources and no current source of operating revenues, we need to secure additional funding in order to successfully launch our products, and to fund operating losses until such time as we can generate enough revenue to sustain our business. If we are unable to obtain adequate additional funding, we may not be able to generate sufficient revenues to achieve profitability. If we cannot operate profitably our business may fail.

WE MAY HAVE VIOLATED THE REGISTRATION REQUIREMENTS OF THE FEDERAL SECURITIES LAWS IN CONNECTION WITH THE SALES OF CERTAIN SECURITIES, AND THE PURCHASERS OF THE SECURITIES MAY HAVE A RIGHT TO RESCIND THE TRANSACTIONS AND DEMAND THE RETURN OF THEIR CAPITAL INVESTED

     We sold substantial amounts of securities in private transactions while a Registration Statement filed with the Securities and Exchange Commission was pending. We could be considered to have engaged in a "general solicitation," which would preclude reliance on the exemptions from registration provided by
Section 4(2) of the Securities Act and Regulation D thereunder. Accordingly, the sales of securities after the date of filing of this Registration Statement may have been in violation of the Securities Act of 1933, as amended. If so, we could be subject to claims for damages by the purchasers of the securities, claims for rescission of the transactions and return of all funds received, and regulatory proceedings by the Securities and Exchange Commission or other regulatory agencies. Also, persons who purchased the securities from the original purchasers may also be entitled to rescission rights. The transactions affected include the sale or restructuring of more than $8 million in securities. The original purchase price of these securities far exceeds their current market value. However, no purchaser of the securities has sought rescission of the transactions or asserted any claims against us. If the purchasers of these securities are entitled to rescission of the transactions, we could be required to pay them the full purchase price, plus interest and attorneys' fees. These amounts far outstrip our liquid assets, and such claims, if asserted and successful, could require us to file bankruptcy. In addition, we could be subject to regulatory proceedings by the Securities and Exchange Commission or other regulatory agencies, which could, among other sanctions, require us to make a rescission offer to the purchasers of the securities.

A DEFAULT IN THE COMPANY'S OBLIGATIONS TO CREDITORS COULD CAUSE A FORECLOSURE ON OUR ASSETS, WHICH WOULD IMPAIR OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     The Company has issued security interests in its assets to various creditors. Should we be unable to meet our obligations to these creditors, they would be entitled to foreclose on our assets. If this were to happen we would be unable to continue our business.

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

WE HAVE A HISTORY OF LOSSES AND A LARGE ACCUMULATED DEFICIT.

     For the fiscal years ended December 31, 2005 and 2004 we incurred net losses of $18,561,753 and $11,910,530, respectively. We expect to continue to incur significant operating, marketing and research and development expenses to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues to achieve and maintain profitability. If we cannot operate profitably our business could fail.

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

     Companies such as Bausch & Lomb, Advanced Medical Optics, Intralase, VISX, Alcon, LaserSight, and Nidek are major international providers of ophthalmic surgical devices relating to LASIK and cataract surgery. These companies represent a wide array of devices and products, technologies and approaches. Most of these companies have more resources than we do and, therefore, a greater opportunity to develop comparable products and bring those products to market more efficiently than we. If we are not able to compete effectively with current and future competitors, we will not be able to generate sufficient revenue to achieve or maintain profitability.

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

     Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. Between January 2003 and May 2006 our common stock was sold and purchased at prices that ranged from a high of $2.41 to a low of below $0.01 per share. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and because the price for our common stock may suffer greater declines because of its price volatility.

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

     Trading of our common stock on the OTC Bulletin Board may be subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the "penny stock" rule. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading in our stock will be subject to additional sales practice requirements on broker-dealers. These may require a broker dealer to:

     *    make a special suitability determination for purchasers of our shares;

     * receive the purchaser's written consent to the transaction prior to the purchase; and

     * deliver to a prospective purchaser of our stock, prior to the first transaction, a risk disclosure document relating to the penny stock market.

     Consequently, penny stock rules may restrict the ability of broker- dealers to trade and/or maintain a market in our common stock. Also, prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of our shares.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company currently leases an office, research and warehouse facility of approximately 6,500 square feet in San Clemente, California for a monthly rent of $6,413. The lease expires in February 2008.

ITEM 3. LEGAL PROCEEDINGS

     ART is currently engaged in the following legal proceedings:

     ART is a defendant in Steven J. Baldwin vs. VisiJet, Inc. et al, a case pending in San Francisco County Superior Court, filed on February 9, 2004(Case NO. 04-428696). The Plaintiff alleges that the Company failed to compensate him for services performed, prior to the merger with PNAC, pursuant to a consulting agreement and is seeking monetary damages in the approximate amount of $450,000. The case is currently in a preliminary stage.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The primary market for the Company's common stock has been the Nasdaq OTC Bulletin Board, where it trades under the symbol "ARFR". The following table sets forth the high and low closing prices for shares of our Common Stock for the periods noted, as reported by the National Daily Quotation Service and the Over-the-Counter Bulletin Board.

                             High               Low

FY 2005
-------
Fourth Quarter               .035               .007
Third Quarter                .070               .026
Second Quarter               .040               .035
First Quarter                .580               .300

FY 2004
-------
Fourth Quarter               0.57              0.39
Third Quarter                0.84              0.49
Second Quarter               1.12              0.57
First Quarter                1.39              0.99

     Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

     On June 2, 2006, the closing price as reported by the OTC Bulletin Board was $0.031. As of June 2 , 2006, there were 240,064,625 shares of common stock outstanding, held by 224 record holders and approximately 830 beneficial holders.

     On June 6, 2006, due to its failure to file this document in a timely manner, NASDAQ determined that the Company's securities were not eligible for continued quotation on the OTCBB. Consequently since June 6, 2006 the Company's securities may only be traded pursuant to pink sheet listings. Upon the filing of this document the Company intends to apply to be re-listed.

     The Company has never declared or paid cash dividends on its Common Stock and currently does not anticipate paying cash dividends in the future.

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

CORPORATE HISTORY

     Advanced Refractive Technologies, Inc. (the "Company" or "ART") is a Delaware corporation engaged in the research and development of surgical equipment for use in the field of ophthalmology based on proprietary waterjet technology.

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

     On February 11, 2003 the Company completed a merger with PNAC, a Delaware corporation incorporated in 1997. Pursuant to the merger agreement between VisiJet and PNAC (the "Merger Agreement"), the Company merged into PNAC. Since this transaction resulted in the shareholders of VisiJet acquiring a majority of the outstanding shares of PNAC, for financial reporting purposes the business combination was accounted for as a recapitalization of PNAC (a reverse acquisition with the Company as the accounting acquirer). Subsequently, the Company changed its name to Advanced Refractive Technologies, Inc.

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

     In October 2005, the Company terminated the license agreement with Gebauer and discontinued sales of the LasiTome and EpiLift systems. Under the terms of the termination agreement, inventory was returned to Gebauer and unpaid invoices canceled and both parties were relieved from fulfilling any further responsibilities under the agreement. In accordance with the terms of the settlement, finished goods inventory of $1,916,215 was returned to Gebauer and related Gebauer unpaid invoices for the inventory, totaling $846,781, were cancelled. In addition, the net capitalized value of the distribution agreement of $1,464,078 was impaired and charged to operating expense. These amounts were recorded during the three months ended September 30, 2005, and the net effect of the settlement upon the financial statements is as follows:

Finished goods inventory write off                         $ 1,916,215
Less:  liability to Gebauer                                   (846,781)
                                                           -----------
Charge to Cost of Goods Sold                               $ 1,069,434
                                                           -----------

Operating expense - Impairment of capitalized
  distribution agreement                                   $ 1,464,078
                                                           -----------
                                                           $ 2,533,512
                                                           ==+========

     Demonstration and clinical units of $211,343 and $164,385, respectively, were excluded from the settlement agreement and included in inventory at September 30, 2005. On October 12, 2005, all of the units were sold to CooperVision International for $375,732. The sale eliminates all inventory balances and was recorded during October 2005 when the sale was completed

     As a result of termination of the Gebauer agreement, we currently have no products on the market and no source of operating revenues. Also, s a result of the termination, we laid off our entire sales force of four direct sales representatives, plus our sales manager. Two additional internal administrative managers and one administrative assistant were also laid off, leaving only individuals directly responsible for product development and administration on staff.

     The Company has two ophthalmic surgery products under development utilizing proprietary waterjet technology. The first is Accupulse, a device designed for removal of cataracts using a pulsating stream of saline solution. The second is Hydrokeratome, a device that uses a high-pressure micro beam of water to cut a corneal flap during LASIK surgery. Both of these products require the successful completion of development and testing and receipt of 510(K) clearance from FDA prior to market introduction.

     The primary markets to be addressed by our products are refractive surgery and cataract surgery, both of which are strong and continuing to grow. The refractive surgery market has benefited from an increased demand for laser vision corrective surgery due to the overall increased acceptance by consumers, as well as from technological advances that have led to better results and fewer complications. Cataract surgery is the most frequently performed surgical procedure, with over 14 million surgeries performed worldwide. As the development of cataracts is often associated with aging, we expect the demand for cataract surgery to continue to increase. We believe that our products, when completed and available for sale, will address important needs in each of these markets.

     There are numerous factors that could affect our ability to achieve revenues, including but not limited to:

     o Our obtaining adequate financing to support debt obligations and working capital requirements
     o Successful completion of our product development efforts and receipt of 510(k) marketing clearance with respect to Accupulse and Hydrokeratome.
     o    Market acceptance of our products
     o    Competition
     o    Technological advancement
     o    Overall economic conditions

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

RESULTS OF OPERATIONS

FISCAL YEAR 2005 COMPARED TO FISCAL YEAR 2004

SALES AND COST OF SALES

     Due to the discontinuance of the EpiLift and LasiTome product lines during 2005, the Company reported no revenues from continuing operations for either of the years ended December 31, 2005 or 2004. The losses from discontinued operations of $4,273,298 and $4,229,346 during 2005 and 2004 respectively, reflect the costs and expenses associated with those operations, less revenues generated by them.

     General and administrative expenses relating to continuing operations declined by $1,490,511, from $3,281,455 in 2004 to $1,791,744 in 2005,reflecting the effect of a reduction in personnel in 2005, as well as the discontinuance of the EpiLift and LasiTome product lines. Also, research and development expense decreased by $516,899, from $695,100 in 2004 to $178,201, reflecting the change in direction as well as the lack of funds to finance research and development activities in 2005.

OTHER INCOME AND EXPENSE

ART incurred penalties and interest expense of $2,792,582 during 2005, as a result of defaults under its outstanding Convertible Debentures. Interest expense during 2004 totaled $392,251. Also, non-cash interest expense arising out of the beneficial conversion aspect of its Convertible Debentures totaled $7,491,743 during 2005, compared to $1,671,550 in 2004. This expense was recorded based on the intrinsic value of the beneficial conversion feature of convertible debt entered into during 2004 and 2005.

NET LOSS APPLICABLE TO COMMON SHARES

The combined effect of all these items was to increase the net loss by $6,651,233, from $11,910,530 in 2004 to $18,561,753 in 2005.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2005, our cash and cash equivalents totaled $1,085. Our principal source of liquidity has been the private placement of equity securities and the issuance of notes payable and convertible debt. Based on our history of losses and negative working capital balance, our financial statements for the year ended December 31, 2005 included a going concern opinion from our outside auditors, which stated there "is substantial doubt" about our ability to continue operating as a going concern.

     Subject to availability of funding, we expect operating expenses, and related cash requirements, to increase during 2006 in connection with anticipated sales and marketing and product development activities.

ITEM 7. FINANCIAL STATEMENTS

See Financial Statements following Item 14 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

     Our Chief Executive Officer and our Treasurer, referred to in this context as certifying officers, are responsible for the establishing and maintaining our disclosure controls and procedures. Such officers have concluded (based on the evaluation conducted of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of

1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report, that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to our management as appropriate, to allow timely decisions regarding required disclosure. The certifying officers also have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The executive officers and directors of ART are as follows:

                                                                        Director
Name                            Age   Position                          Since
----                            ---   --------                          -----

Richard H. Keates, M.D.(1)(2)   72    Chairman of the Board             2003
                                      of Directors

Randal A. Bailey                62    President, Chief Executive        2003
                                      Officer and a Director

Laurence M. Schreiber           64    Chief Operating Officer,          2003
                                      Secretary, Treasurer and
                                      a Director

Norman Schwartz(1)(2)           62    Director                          2003

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

     Mr. Bailey has served as President of Advanced Refractive Technologies, Inc. (formerly VisiJet) since February 2003, and was appointed to the Board of Directors in September 2003. Between 1995 and 2003 he had been affiliated with Advanced Refractive Technologies' predecessors in an executive management capacity. He has more than twenty-five years experience in management roles at both medical device and pharmaceutical companies. From 1991 to 1995, Mr. Bailey was the leader of the sales organization of Pharmacia Ophthalmics, Inc. Between 1989 and 1991, Mr. Bailey was the Vice President of Sales and Marketing for Novoste, Inc. (NASDAQ) a start up cardiovascular company. Mr. Bailey was a co-founder and Vice President of Sales and Marketing for Chiron Vision, Inc., which was acquired by Bausch & Lomb in 1997. Chiron Vision, now Bausch & Lomb Surgical, is a leader in the manufacturing and sales of ophthalmic devices worldwide. From 1980 to 1986 Mr. Bailey was the initial Vice President of Sales and Marketing for Allergan Medical Optics, Inc.

     Mr. Schreiber has served as Chief Operating Officer, Secretary and Treasurer of Advanced Refractive Technologies since February 2003, and was appointed to the Board of Directors in September 2003. Prior to February 2003, Mr. Schreiber was an executive officer and a member of the Board of Directors of Ponte Nossa Acquisition Corporation, where he played an integral role in the merger between Ponte Nossa and Advanced Refractive Technologies that was finalized in February 2003. Prior to joining Ponte Nossa in 2001, he founded Diversified International, a multilevel marketing system, and served as Chief Executive Officer of Learn America, a multimedia productions company combining advanced computer technology and educational systems. Mr. Schreiber also served as President and a director of Philibus Systems, a private educational system, and was President of Advanced Nutritional Associates, which distributed health care products in the United Kingdom and Europe. He has developed an independent sales distribution system for Herbalife, and pioneered markets in the United Kingdom, Spain and Israel.

     Mr. Schwartz has been a member of the board of directors since February 2003, and has served as Advanced Refractive Technologies' contract and legal coordinator since March 2003. Mr. Schwartz has over thirty years of experience in providing legal and financial advice to individuals and companies. He has acted as Chief Financial Officer and president of several companies, both public and private, including Acubid International, Ameritrust, and Farm Energy Corp. He served on the Board of International Acuvision Systems, a public company that developed and patented vision Training equipment. He is a member of the Arizona Bar Association. Mr. Schwartz graduated from Arizona State University, completed his JD at the University Of Arizona, and received his LLM in taxation from New York University.

     Directors hold office until a successor is elected and qualified or until their earlier resignation in the manner provided in the Bylaws.

SCIENTIFIC ADVISOR

     Richard Lindstrom, M.D. is the Chief Ophthalmic Consultant to Advanced Refractive Technologies, and is in charge of assisting and advising us in connection with product development in the ophthalmic surgical arena. After serving as Clinical Professor of Ophthalmology at the University of Minnesota from 1980 to 1990, Dr. Lindstrom entered private practice and now directs an outpatient clinic adjacent to the Phillips Eye Institute in Minneapolis. He conceptualized the Phillips Eye Institute Center for Teaching and Research, a state-of-the-art ophthalmic research and surgical skills education facility, where he currently serves as Medical Director. Dr. Lindstrom plays an active role in the teaching program at the Phillips Eye Institute and at the University of Minnesota Hospital. He also serves as an Associate Director of the Minnesota Lions Eye Bank. Dr. Lindstrom holds 27 patents in ophthalmology in intraocular lens implant technology, corneal preservation, irrigation solutions, viscoelastic solutions, intracorneal lenses, and associated surgical instruments. Dr. Lindstrom serves on the editing board of a variety of medical journals, including Journal of Cataract and Refractive Surgery, Ophthalmic Surgery, European Journal of Implant and Refractive Surgery, Implants in Ophthalmology, Ocular Surgery News, Ophthalmology Times, and Journal Review of Ophthalmology. He is Chief Medical Advisor to Laser Vision Centers and Vision 21 Centers.

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

     Based solely upon a review of filings made and other information available to it, the Company believes that each of the Company's present Section 16 reporting persons filed all forms required of them by Section 16(a) during the year 2005.

COMMITTEES OF THE BOARD OF DIRECTORS

     Currently, the Company's Audit Committee of the Board of Directors is comprised of two directors, as noted above. The Audit Committee held no meetings during 2005. The Company has no Nominating Committee. and these functions are performed by the Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION

The following table summarizes the annual compensation paid to our named executive officers during the three years ended December 31, 2005:

                                                                                     Long Term Compensation
                                                                               -----------------------------------
                                                     Annual Compensation                      Awards
                                            ---------------------------------- ----------------------------------- -----------------
                                                                  Other Annual
                                                                  Compensation    Restricted        Securities         All Other
Name and Principal Position           Year  Salary ($)  Bonus ($)      ($)       Stock Awards   Underlying Options   Compensation
----------------------------------- ------- ---------- ---------- ------------ --------------- ------------------- -----------------
Randal A. Bailey,                     2005     90,000      -                -
President and Chief                   2004    172,500      -                -         -              200,000             45,305
Executive Officer (1)(2)              2003    165,000      -            6,800         -              200,000             62,500

Laurence M. Schreiber,                2005     90,000      -
Chief Operating Officer,              2004    225,000      -                -         -              200,000
Treasurer, Secretary (2) (3)          2003     97,000      -           22,500         -              200,000                  -

Larry Hood,                           2005     84,375
Director of Research and              2004    129,375      -                -         -               75,000                  -
Development, Chief Engineer (1)(2)    2003    122,500      -                -         -               75,000             83,333

(1) During 2003, Advanced Refractive Technologies issued 164,319 shares of common stock, and issued a two year promissory note in the amount of $150,000 to Mr. Bailey and 46,948 shares of common stock, and issued a one year promissory note in the amount of $100,000 to Mr. Hood in satisfaction of an aggregate of $700,000 of unpaid compensation accrued between 1999 and 2002. Amounts noted as All Other Compensation represent respective payments made by the Company pursuant to these promissory notes.

(2) Messrs. Bailey, Schreiber, and Hood became President and CEO, Chief Operating Officer, Dir. of Research & Development respectively, on March 1, 2003 and earned consulting income from January to February 2003. Amounts noted as Other Annual Compensation represent respective consulting fees paid in 2003 prior to March 1, 2003. Messrs. Bailey, Schreiber, and Hood did not receive any compensation from Advanced Refractive Technologies in 2001 and 2002.

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

As of December 31, 2005, a total of 1,975,000 options to purchase shares of our common stock were outstanding pursuant to the 2003 Option Plan.

No stock options were issued during 2005.

No named executive officer exercised options in the fiscal year ended December 31, 2005. The following table presents the number and values of exercisable and unexercisable options as of December 31, 2005:

                                   Number of
                                  securities                   Value of
                                  underlying                unexercised in-
                                  unexercised                  the-money
                                options/SARS at             options/SARs at
                                   FY-end (#)                  FY-end ($)
 Name                      Exercisable/Unexercisable   Exercisable/Unexercisable
--------------------------------------------------------------------------------
Randal A. Bailey                   400,000                       $0.00
Laurence M. Schreiber              400,000                       $0.00


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The table below lists the beneficial ownership of our common stock, as of May 1, 2006, by each person known by us to be the beneficial owner of more than 5% of our common stock, by each of our directors and officers, and by all of our directors and officers as a group.

  Name and Address of                  Number of Shares              Percent
   Beneficial Owner                  Beneficially Owned(1)(2)        of Class
-------------------------------------------------------------------------------
Florencia Mate Garabito                  178,571,428                     76%
6, Rue Adolphe Fischer, L-1520
Luxemburg

Randal A. Bailey **                       510,357(3)                     *
1062 Calle Negocio, Suite D
San Clemente, CA  92673

Richard H. Keates, M.D.**                 425,000(3)                     *
20 Sutton Place South
New York, NY 10022

Laurence Schreiber**                      243,478(3)                     *
1062 Calle Negocio, Suite D
San Clemente, CA  92673

Norman Schwartz**                         125,664(3)                     *
1062 Calle Negocio, Suite D
San Clemente, CA  92673

All directors and executive
 officers as a group (4 persons)

* Denotes less than one percent. ** Denotes Member of the Board of Directors.

(1) Except as set forth, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(2) Applicable percentage of ownership is based on 240,064,025 shares outstanding as of June 2, 2006, together with applicable warrants, options and convertible debt for such stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Shares subject to options, warrants and convertible debt currently exercisable/convertible or exercisable/convertible within 60 days are included in the number of shares beneficially owned and are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other stockholder.

(3) Includes shares issuable upon exercise of currently exercisable options or warrants, or conversion of debt.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

10.49         Form of Convertible Debenture used in January 2005 Financing (9)

10.50         Form of Stock Purchase Warrant used in January 2005 Financing(9)

10.51 Amended and Restated Registration Rights Agreement, dated January 14, 2005, between the Company and the Investors named therein(9)

10.52 Amended and Restated Security Agreement, dated January 14, 2005, between the Company and the Investors named therein (9)

10.53 Settlement Agreement, dated October 13, 2005 between the Company and Gebauer Medizintechnik GmbH (10)

10.54 Asset Purchase Agreement, dated October 12, 2005, between the Company and CooperVision International Holding Company, LP (10)

10.55 Agreement and Plan of Acquisition, dated December 13, 2005, between the Company, Optimetrix Technologies, Inc. and UTEK Corporation

10.56 Workout Consulting Services Agreement, dated March 3, 2006 between the Company and Florencia Mate Garabito

14            Code of Ethics(5)

23            Consent of Peterson & Co., LLP

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

(6) Incorporated by reference from Report on Form 8-K of the Company, dated June 24, 2004, filed on

(7) Incorporated by reference from Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, filed on August 18, 2004.

(8) Incorporated by reference from Registration Statement on Form SB-2 (Registration No. 333-120449), filed on November 12, 2004.

(9) Incorporated by reference from Amendment No. 1 to Registration Statement on Form SB-2 (Registration No. 333-120449), filed on February 15, 2005.

(10) Incorporated by reference from Amendment No. 2 to Registration Statement on Form SB-2 (Registration No. 333-120449), filed on June 6, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Summarized below is the aggregated amount of various professional fees billed by our principal accountants, Peterson & Co., LLP with respect to the last two fiscal years:

                                                           2005          2004
                                                        ---------     ---------
Audit fees                                              $  98,086     $ 105,182
Audit - related fees                                        1,470        14,145
Tax fees                                                                  4,040
All other fees, including tax
    consultation and preparation                               --            --
                                                        ---------    ----------
                                                        $  99,556    $  123,367
                                                        =========    ==========

All audit fees were approved by our audit committee and board of directors. Peterson & Co. did not provide any non-audit services other than tax services to the Company.

                     Advanced Refractive Technologies, Inc.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM..................  F-1

FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS.....................................  F-2

         CONSOLIDATED STATEMENTS OF OPERATIONS...........................  F-3

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
         COMPREHENSIVE INCOME............................................  F-4

         CONSOLIDATED STATEMENTS OF CASH FLOWS...........................  F-5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS......................  F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Advanced Refractive Technologies, Inc., Inc.

We have audited the accompanying consolidated balance sheets of Advanced Refractive Technologies, Inc., Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Refractive Technologies, Inc., as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations and has a net capital deficiency. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PETERSON & CO., LLP

San Diego, California
June 9, 2006

                                  ADVANCED REFRACTIVE TECHNOLOGIES, INC.

                                       CONSOLIDATED BALANCE SHEETS

                                                                             December 31,    December 31,
                                                                                 2005            2004
                                                                             ------------    ------------
ASSETS

Current assets:
    Cash and cash equivalents                                                $      1,085    $     22,946
    Marketable securities                                                              --         590,980
    Prepaids and deposits                                                          27,413          22,225
    Assets of discontinued operations                                              60,872       2,655,997
                                                                             ------------    ------------
         Total current assets                                                      89,370       3,292,149

    Property and equipment, net                                                    76,833          87,798
    Goodwill                                                                    1,225,000
    License agreement, net                                                         74,809              --
    Patents and trademarks, net                                                    78,347          87,795
    Deferred debt costs                                                           426,857         454,096
                                                                             ------------    ------------

         Total assets                                                        $  1,971,216    $  3,921,837
                                                                             ============    ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                                              940,364         513,197
    Customer deposits                                                                 427          49,198
    Accrued interest                                                            1,307,085         277,785
    Warrant derivative liability                                                  102,951
    Accrued settlement agreement                                                   54,863          66,402
    Accrued expenses                                                              915,801         698,434
    Income tax payable                                                                800             800
    Royalty payable                                                                49,027          15,000
    Notes payable to related parties                                              780,232         847,660
    Notes payable                                                                  10,000          10,000
    Convertible debenture debt, net                                             3,589,071         897,655
    Accrued penalties on debentures                                             1,518,524              --
    Secured debenture debt, net                                                        --       1,194,830
    Liabilities of discontinued operations                                        563,436         721,077
                                                                             ------------    ------------
         Total current liabilities                                              9,832,581       5,292,038

    Convertible debenture debt - long term , net                                       --       1,787,697
    Series A convertible preferred stock, 450,000 shares issued and outstanding at December 31, 2005 and December 31, 2004, net of
         unamortized discount of $656,250 and 1,031,250, respectively
         (redemption value $4,500,000)                                            880,404         505,404
     Series B Convertible Preferred stock, 100,000 shares issued and outstanding at December 31, 2005, no shares issued and outstanding
         at December 31 2004 (redemption value $1,500,000)                      1,500,000              --
                                                                             ------------    ------------
         Total liabilities                                                     12,212,985       7,585,139
                                                                             ------------    ------------

Shareholders' deficit:
    Common stock, 100,000,000 shares authorized, $.001 par value,
         55,975,308 shares issued and outstanding at December 31,
         2005, and 28,909,662 shares issued and outstanding at
         December 31, 2004                                                         56,380          28,910

    Additional paid in capital                                                 30,950,353      19,786,546
    Accumulated other comprehensive loss                                               --        (792,009)
    Accumulated deficit                                                       (41,248,502)    (22,686,749)
                                                                             ------------    ------------
         Shareholders' deficit                                                (10,241,769)     (3,663,302)
                                                                             ------------    ------------
Total liabilities and shareholders' deficit                                  $  1,971,216    $  3,921,837
                                                                             ============    ============

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                   F-2

                            ADVANCED REFRACTIVE TECHNOLOGIES, INC.

                             CONSOLIDATED STATEMENT OF OPERATIONS

                                                                      Twelve Months Ended
                                                                  December 31,    December 31,
                                                                      2005            2004
                                                                  ------------    ------------
Operating expenses:
     General and administrative expenses                             1,791,744       3,281,455
     Research and development expenses                                 178,201         695,100
     Depreciation and amortization                                      50,834          16,359
                                                                  ------------    ------------
          Total operating expenses                                   2,020,779       3,992,914
                                                                  ------------    ------------

Loss from operations                                                (2,020,779)     (3,992,914)

Other income (expense):
     Amortization of debt discount and debt issuance fees           (8,413,570)     (3,222,917)
     Interest and penalties expense                                 (2,792,582)       (392,251)
     Loss on sale of securities                                       (714,733)             --
     Loss on warrant derivative liability                               (8,122)             --
     Other income - net                                                 37,131              --
     Gain on debt restructure                                               --          21,448
     Interest cost of preferred stock accretion                       (375,000)        (93,750)
                                                                  ------------    ------------

          Total other expense net of other income                  (12,266,876)     (3,687,470)

                                                                  ------------    ------------
Loss from continuing operations before provision for taxes         (14,287,655)     (7,680,384)
Provision for income taxes                                                 800             800
                                                                  ------------    ------------

Loss from continuing operations                                    (14,288,455)     (7,681,184)

Discontinued operations
     Loss from discontinued operations                              (4,273,298)     (4,229,346)
                                                                  ------------    ------------

Net loss                                                           (18,561,753)    (11,910,530)
                                                                  ============    ============
Net loss per common share - basic and diluted:
Continuing operations                                             $      (0.39)   $      (0.29)
Discontinued operations                                           $      (0.12)   $      (0.16)
                                                                  ------------    ------------
Total loss per share                                              $      (0.51)   $      (0.45)
                                                                  ============    ============

Basic and diluted weighted average number of
     common shares outstanding                                      36,715,726      26,688,583
                                                                  ============    ============


          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                              F-3

                               ADVANCED REFRACTIVE TECHNOLOGIES, INC.

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Twelve Months Ended
                                                                       December 31,    December 31,
                                                                           2005            2004
                                                                       ------------    ------------
Cash flows from operating activities
     Net loss                                                          ($18,561,753)   ($11,638,004)
     Less: Net loss from discontinued operations                          4,273,298       4,229,346
                                                                       ------------    ------------
     Net loss from continuing operations                                (14,288,455)     (7,681,184)
Adjustments to reconcile net loss from continuing
     operations to net cash used by operating activities:
Operating activities of discontinued operations                          (1,835,813)     (4,229,346)
Depreciation and amortization                                                50,834          41,703
Debt discount amortization                                                8,386,331       1,533,996
Accretion of interest cost on preferred stock                               375,000          93,750
Adjustment for beneficial conversion of debt                                     --       1,671,550
Commission from preferred shares conversion                                      --         153,665
Common stock issued for services                                            533,878       3,277,173
Common stock issued for origination fees                                     64,286              --
Loss on sale of securities                                                  721,968              --
Warrant repricing for debt guarantee                                             --         546,403
Gain from debt restructure                                                       --         (21,448)
Loss on warrant derivative liability                                          8,122              --
Changes in operating assets and liabilities:
     Prepaid expenses                                                        14,812          66,524
     Deferred debt costs                                                     27,239              --
     Accounts payable                                                       427,167        (166,688)
     Accrued penalties on debentures                                      1,518,524              --
     Customer deposits                                                      (48,771)         49,198
     Royalties payable                                                       34,027         (45,000)
     Accrued Settlement agreement                                           (11,539)        (37,764)
     Other accrued expense                                                  217,366         239,565
     Accrued interest                                                     1,029,300         243,412
                                                                       ------------    ------------

Net cash flow used in operating activities                               (2,775,724)     (5,486,912)

Cash flows from investing activities:
     Cash received in acquisition                                           200,000              --
     Purchase of property and equipment                                     (30,230)        (15,611)
                                                                       ------------    ------------

Net cash provided by (used in) investing activities                         169,770         (15,611)

Cash flows from financing activities:
     Advance from related party                                                  --         272,626
     Repayment of advances from related parties                             (67,428)       (260,600)
     Repayment of notes payable                                          (2,550,000)         (4,000)
     Proceeds from secured debenture                                             --       1,109,688
     Proceeds from convertible debt                                       4,540,500       3,845,375
     Proceeds from private placement - net                                       --         526,500
     Proceeds from marketable securities                                    661,021              --
                                                                       ------------    ------------

Net cash provided by financing activities                                 2,584,093       5,489,589

Net decrease in cash                                                        (21,861)        (12,933)

Cash, beginning of the year                                                  22,946          35,879
                                                                       ------------    ------------

Cash, end of the year                                                  $      1,085    $     22,946
                                                                       ============    ============

Supplemental disclosures of cash flow information
     Interest paid                                                     $         --    $    170,287
     Taxes paid                                                                  --             800
Non-cash investing and financing transactions:
Debenture costs and fees                                                         --         562,125
     Reclass of interest to current liability                                    --          67,048
     Warrants issued in connection with secured debenture                        --         417,975
     Warrants issued in connection with convertible debenture               543,785       1,264,302
     Warrants issued for debt modification                                       --         866,017
     Common stock issued in connection with convertible debenture                --         267,393
     Common stock issued for debt default and penalties                          --         248,150
     Conversion of debt to stock                                         (1,108,000)             --


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                 F-4

                                ADVANCED REFRACTIVE TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                                           Additional
                                             Common          Stock        Common Stock      Paid In
                                             Shares          Amount       Subscriptions     Capital
                                          ------------    ------------    ------------    ------------
Balance,
December 31, 2003                           21,691,163    $     21,691    $  1,018,500    $  7,845,366
                                          ------------    ------------    ------------    ------------
Common stock issued in
  connection with
  private placements                           585,000             585              --         584,415
Costs of private
  placements                                        --              --              --         (58,500)
Common stock given for
  services                                   2,730,000           2,730              --       2,509,370
Common stock
  subscriptions                                998,500             999      (1,018,500)      1,017,501
Common stock issued for
  distribution agreement                       750,000             750              --         711,750
Common stock issued with
  debt agreements and
  collateral                                 1,303,571           1,304              --         266,090
Common stock issued with
  debt default and
  penalties                                    611,428             611              --         378,603
Common stock issued with
  litigation settlements                       240,000             240              --         125,010
Warrants issued with
  secured and
  convertible debt                                  --              --              --       1,679,379
Warrants issued for debt
  modification                                      --              --              --         866,017
Warrants issued for debt
  guarantee                                         --              --              --         546,403
Warrants issued for
  services                                          --              --              --         205,903
Warrants issued for
  commissions                                       --              --              --         282,183
Adjustment for
  beneficial conversion
  - convertible debt                                --              --              --       1,671,550
Adjustment for
  beneficial conversion
  - preferred stock                                 --              --              --       1,125,000
Accumulated
  Comprehensive
  Adjustment                                        --              --              --              --
Stock Option Expense                                --              --              --          30,506
Net Loss                                            --              --              --              --
                                          ------------    ------------    ------------    ------------
Balance, December 31, 2004                  28,909,662    $     28,910              --    $ 19,786,546
                                          ------------    ------------    ------------    ------------

Common stock given for
  services                                  15,243,256          15,243              --         523,913
Common stock issued with
  debt agreements                            1,039,370           1,039              --         560,221
Common stock given for
  origination fees                             142,857             143              --          64,143
Common stock issued for
  conversion of debt                        11,687,013          11,687              --         532,098
Common stock cancelled                        (642,400)           (642)             --         (89,612)
Warrants issued with
  secured and
  convertible debt                                  --              --              --       2,012,211
Adjustment for
  beneficial conversion
  - convertible debt                                --              --              --       6,994,351
Accumulated
  Comprehensive
  Adjustment                                        --              --              --              --
Reclass of debt discount to interest                --              --              --         566,482
Net Loss                                            --              --              --              --
                                          ------------    ------------    ------------    ------------
Balance, December 31, 2005                  56,379,756    $     56,380    $         --    $ 30,950,353
                                          ============    ============    ============    ============


(CONTINUED ON NEXT PAGE)

                                                 F-5a

                         ADVANCED REFRACTIVE TECHNOLOGIES, INC.

        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                      (CONTINUED)


                                                                               Net
                                             Other                        Shareholders'
                                         Comprehensive    Accumulated        Equity
                                             Loss           Deficit         (Deficit)
                                          ------------    ------------    ------------
Balance,
December 31, 2003                         $         --    $(10,776,219)   $ (1,890,662)
                                          ------------    ------------    ------------

Common stock issued in
  connection with
  private placements                                --              --         585,000
Costs of private
  placements                                        --              --         (58,500)
Common stock given for
  services                                          --              --       2,512,100
Common stock
  subscriptions                                     --              --              --
Common stock issued for
  distribution agreement                            --              --         712,500
Common stock issued with
  debt agreements and
  collateral                                        --              --         267,394
Common stock issued with
  debt default and
  penalties                                         --              --         379,214
Common stock issued with
  litigation settlements                            --              --         125,250
Warrants issued with
  secured and
  convertible debt                                  --              --       1,679,379
Warrants issued for debt
  modification                                      --              --         866,017
Warrants issued for debt
  guarantee                                         --              --         546,403
Warrants issued for
  services                                          --              --         205,903
Warrants issued for
  commissions                                       --              --         282,183
Adjustment for
  beneficial conversion
  - convertible debt                                --              --       1,671,550
Adjustment for
  beneficial conversion
  - preferred stock                                 --              --       1,125,000
Accumulated
  Comprehensive
  Adjustment                                  (792,009)             --        (792,009)
Stock Option Expense                                --              --          30,506
Net Loss                                            --     (11,910,530)    (11,910,530)
                                          ------------    ------------    ------------
Balance,
December 31, 2004                         $   (792,009)   $(22,686,749)   $ (3,663,302)
                                          ------------    ------------    ------------

Common stock given for
  services                                         --              --         539,156
Common stock issued with
  debt agreements                                  --              --          561,260
Common stock given for
  origination fees                                 --              --           64,286
Common stock issued for
  conversion of debt                               --              --          543,785
Common Stock Cancelled                             --              --          (90,254)
  Warrants issued with
  secured and
  convertible debt                                 --              --        2,012,211
Adjustment for
  beneficial conversion
  - convertible debt                               --              --        6,994,351
Accumulated
  Comprehensive
  Adjustment                                   792,009             --          792,009
Reclass of debt discount to interest                               --          566,482
Net Loss                                           --      (18,561,753)    (18,561,753)
                                          ------------    ------------    ------------
Balance,
December 31, 2005                         $        --     $(41,248,502)   $(10,241,769)
                                          ============    ============    ============


                                          F-5b

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS
-----------------------------

HISTORY of the Company

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

In October 2005, the Company terminated the license agreement with Gebauer and discontinued sales of the LasiTome and EpiLift systems. Under the terms of the termination agreement, inventory was returned to Gebauer and unpaid invoices were canceled and both parties were relieved from fulfilling any further responsibilities under the agreement. As a result, we currently have no products for sale and no sources of revenue.

The Company has two ophthalmic surgery products under development utilizing proprietary waterjet technology. The first is Accupulse, a device designed for removal of cataracts using a pulsating stream of saline solution. The second is Hydrokeratome, a device that uses a high-pressure micro beam of water to cut a corneal flap during LASIK surgery. Both of these products require the successful completion of development and testing and receipt of 510(K) clearance from FDA prior to market introduction.

In November 2005, the Company acquired all the outstanding stock of OptiMetrix Technologies, Inc.(OTI). OTI has an exclusive license to a patented technology that takes the application of fiber-optic, OMA based instrumentation as an in vivo diagnostic tool for the human ocular lens.


GOING CONCERN

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the fiscal year 2005, the Company incurred net losses of approximately $18.6 million and through December 31, 2005 has incurred cumulative losses of approximately $41.2 million. In addition, at December 31, 2005 the Company's current liabilities exceeded its current assets by approximately $ 9.8 million, and the Company had a net capital deficiency of approximately 10.2 million. The Company's future capital requirements will depend on many factors, including but not limited to its ability to complete development efforts and successfully market and generate operating revenue through product sales, its ability to finalize development and successfully market its waterjet technology, its on-going operational expenses and overall product development costs, including the cost of clinical trials, and competing technological and market developments.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

Revenue during 2005 and 2004 was from sales of ophthalmic surgical products pursuant to the Manufacturing, Supply and Distribution Agreement completed in May 2004 and terminated in October 2005. Revenue from such sales was recognized when the earnings process was complete, as evidenced by an agreement with the customer, transfer of title and acceptance, a firm price and probable collection. Revenues for 2005 and 2004 were entirely from operations now discontinued, as described above. The Company will adhere to this process of revenue recognition in the future as new products become available for sale.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to expense as incurred. Certain corporate overhead expenses, such as professional fees, salaries, rent and travel are allocated to research and development based on estimates made by management.

ACCOUNTS RECEIVABLE

The Company regularly reviews accounts receivable and records an allowance for doubtful accounts based on a specific identification basis of those accounts that they consider to be uncollectible. Accounts receivable of $194,500 are included in assets of discontinued operations and as of December 31, 2005,the allowance for doubtful accounts was $133,660.

INVENTORY

Inventory was valued at lower of cost or market on first-in, first-out method. Reserves for obsolescence or slow moving inventory were recorded when such conditions were identified. Inventory that was held at December 31, 2004 has been reclassified to Assets of Discontinued Operations.

ADVERTISING

Advertising costs are charged to expense as incurred during the years ended December 31, 2005 and 2004. The Company incurred $14,515 and $5,453 in advertising expenses respectively.

MARKETABLE SECURITIES

Investments in available-for-sale securities are accounted for in accordance with Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("FAS") 115 "Accounting for Certain Investments in Debt and Equity Securities". Per FAS 115, the securities are stated at their fair market value and any difference between cost and market value is recorded as an unrealized gain or loss classified as a separate component of stockholders' equity - accumulated other comprehensive income. As of December 31, 2004, the Company recognized an initial unrealized loss on available for sale securities of $792,009 which was included in other comprehensive income. The loss was recognized as of December 31, 2005 with the sale of available for sale securities as follows:

                                                            2005
                                                          --------
         Fair market value of marketable securities       $590,980
         Proceeds from sale                               (661,021)
         Gross realized gain                               (70,041)
         Reclassification of comprehensive income          792,009
                                                          --------
         Net loss                                         $721,968
                                                          ========


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

WARRANT DERIVATIVE LIABILITY

The Company accounts for warrants issued in connection with financing arrangements in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock ("EITF 00-19"). Pursuant to EITF 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required be classified as a derivative liability. The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings.

COMPREHENSIVE INCOME

The Company adopted the provisions of SFAS 130, "Reporting of Comprehensive Income", which established the standards for the display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in equity during a period except those resulting from the issuance of shares of stock and distributions to shareholders. The Company recorded a comprehensive loss that was incurred as a result of the write down to market of the marketable securities on December 31, 2004 in the amount of $792,009. As of December 31, 2005, the loss was recognized and reclassified to the net loss on sale of the securities.

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

On November 10, 2003, the Board of Directors adopted the Advanced Refractive Technologies, Inc. 2003 Stock Option Plan. The Option Plan provides for the grant of incentive and non-qualified stock options to selected employees, the grant of non-qualified options to selected consultants and to directors and advisory board members. The Option Plan is administered by the Compensation Committee of the Board of Directors and authorizes the grant of options for 3,000,000 shares. The Compensation Committee determines the individual employees and consultants who participate under the Plan, the terms and conditions of options, the option price, the vesting schedule of options and other terms and conditions of the options granted pursuant thereto.

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

The Company issued no additional options to employees of directors during 2005. A summary of changes in common stock options during 2005 and 2004 follows:

                                                     Weighted
                                                      average
                                       Number of     Exercise    Exercisable
                                        Shares         Price        Shares
                                    ----------------------------------------
Outstanding at December 31, 2003       1,165,000       $1.10        818,612
          Granted                      1,370,000       $0.40        588,889
          Forfeited                      (45,000)      $1.10             --
          Cancelled                      (20,000)      $1.10        (20,000)
Outstanding at December 31, 2004       2,470,000       $0.73      1,387,501
          Granted                             --          --             --
          Forfeited                     (486,944)      $0.61             --
          Cancelled                       (8,056)      $1.10         (8,056)
Outstanding at December 31, 2005       1,975,000       $0.76      1,379,445

SFAS No. 123 requires the Company to provide pro forma information regarding net income (loss) and income (loss) per share as if compensation cost for the Company's stock option issuances had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following assumptions used for grants in the year ended December 31, 2004. No stock options were granted in the year ended December 31, 2005.

Assumptions used for Black-Scholes option pricing model:     2005        2004
                                                             ----        ----

      Dividend Yield                                          --         0.00%
      Risk free interest rate, 5 years                        --         3.35%
      Expected Life                                           --         5 yrs
      Volatility                                              --        43.14%

No additional options were granted during 2005.

Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's pro forma net loss and loss per share for the years ended December 31, 2005 and 2004 would have been as follows:

                                               2005            2004
                                               ----            ----
Net Loss:
   As reported                             ($18,561,753)   ($11,910,530)
   SFAS No. 123 effect                         (225,851)       (340,667)
                                           ------------    ------------
Pro forma net loss                         ($18,707,604)   ($12,251,197)
                                           ============    ============

Loss per share:
   As reported                                   ($0.51)         ($0.45)
                                           ============    ============

Pro forma                                        ($0.51)       ($0.46)
                                           ============    ============

Basic and diluted weighted
   average shares outstanding                36,715,726      26,688,583
                                           ============    ============

The following table summarizes information about stock options outstanding at December 31, 2005:

                                    Weighted
                                     Average       Weighted
                                    Remaining       Average
   Exercise          Number          Life in       Exercise        Number
    Price         Outstanding         Years          Price       Exercisable
    $1.10           945,000           7.87           $1.10        790,556
    $0.40         1,030,000           8.81           $0.40        916,111
                 ----------                                     -----------
                  1,975,000                                     1,676,667
                 ==========                                     ===========

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

GOODWILL

Statement of Financial accounting Standards 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), requires that goodwill be tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or disposition of a business operation. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business and the useful life over which cash flows will occur. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

Based on Management's assessment as of December 31,2005, no impairment of goodwill was considered necessary.

OTHER INTANGIBLE ASSETS

Management performs impairment testing annually and more frequently if factors and circumstances indicate an impairment may have occurred. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Management has performed its impairment testing and believes that no impairments existed as of Decenber 31, 2005.

Included in other assets are license agreements and patents. License agreements and patents are amortized over the life of the respective agreement or patent.


IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Based on Management's assessment as of December 31,2005, no impairment of intangible assets was considered necessary.

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

In February 2006, the financial accounting standards board ("FASB:) released statement No.155. Accounting for certain hybrid financial instruments. ("SFAS No.155") SFAS No. 155 is an amendment of statement No. 133, Accounting for derivative instruments and hedging activities, and statement No. 140, Accounting for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 155 establishes, among other items, the accounting for certain derivative instruments embedded within other types of financial instruments: and, eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. Effective for the Company beginning January 1, 2007, SFAS No. 155 is not expected to have any impact on the Company's financial position, results of operations or cash flow.

In March 2006, the FASB released statement No. 156, Accounting for servicing of financial assets, an amendment of FASB statement No. 140, ("SFAS No. 156"). SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and liabilities in accordance with SFAS No. 140 be initially measured as fair value, if practicable. Furthermore, this standard permits, but does not require, fair value measurement for separately recognized servicing assets and liabilities in subsequent reporting periods. SFAS No. 156 is also effective for the Company beginning January 1, 2007: however, the standard is not expected to have any impact on the Company's financial position, results of operation or cash flow.

NOTE 3 - Business Combination

The Company acquired OTI in November 2005 in return for the issuance of 100,000 convertible preferred class B shares valued at $1,500,000. These shares cannot be converted for a period of one year from the date of acquisition. The acquisition was recorded under the purchase method of accounting, and the purchase price was allocated based on the fair value of the assets acquired and the liabilities assumed. In accordance with generally accepted accounting principals, costs allocated to the license were capitalized and will be amortized over its estimated useful life. The goodwill recorded as a result of the acquisition is not amortized, but is included in the Company's review of goodwill for impairment.

The Company allocated the consideration paid to $200,000 in cash held by OTI, technology licenses valued at $75,000 and goodwill in the amount of $1,225,000. As of December 31, 2005, no revenues have been generated by OTI.


NOTE 4 - DISCONTINUED OPERATIONS

     In April 2004, ART entered into an exclusive license agreement with Gebauer Medizintechnik GmbH, of Neuhausen Germany ("Gebauer"), pursuant to which we acquired worldwide marketing, sales and distribution rights for Gebauer's LASIK and Epi-LASIK products. In May 2004, ART began marketing these products in Europe and certain other foreign countries, where the products have received regulatory clearance for sale, and began generating revenue from product sales during the second quarter of 2004

     After disputes arose with Gebauer, in October of 2005 ART entered into an agreement with Gebauer terminating the license agreement, and the Company sold its remaining inventory of products to CooperVision International Holding Company, LP. As a result, the Company has no products for sale and has no source of revenues. Summary operating results of discontinued operations were as follows:

                                       2005           2004
                                       ----           ----
Sales, net                         $ 1,087,136    $ 1,725,435
Cost of goods sold                  (1,849,697)      (738,917)
General and administrative          (3,510,737)    (5,215,864)
                                   -----------    -----------
Operating loss                      (4,273,298)    (4,229,346)
                                   ===========    ===========

Assets of the discontinued operations were comprised of the following at December 31, 2005 and 2004:

                                                 2005          2004
                                                 ----          ----
Accounts receivable, net of allowance        $    60,872    $ 180,1455
Inventory                                             --       634,430
Distribution agreement, net                           --     1,654,218
                                             -----------   -----------
Operating loss                               $    60,872   $ 2,655,997
                                             ===========   ===========

Liabilities of the discontinued operations were comprised of the following at December 31, 2005 and 2004:

                                2005           2004
                                ----           ----
Accounts payable            $        --   $   376,795
Accrued liabilities             563,436       344,282
                            -----------   -----------
Operating loss              $   563,436   $   721,072
                            ===========   ===========

NOTE 5 - INVENTORY

Inventory includes finished goods of ophthalmic surgical products purchased pursuant to the Manufacturing, Supply and Distribution Agreement completed in May 2004 and terminated in October 2005. Accordingly, inventory totaling $634,430 has been included in assets of discontinued operations on the Company's balance sheet at December 31, 2004.

During 2005 the Company sold its remaining inventory related to the discontinued Gebauer product business totaling $375,732, and no inventory was held at December 31, 2005.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2005 and 2004:

                                        December 31, 2005    December 31, 2004
                                        -----------------    -----------------

      Computer and test equipment          $    98,196        $       98,196
      Furniture and fixtures                    33,505                33,505
      Trade show equipment                      47,002                47,002
      Leasehold improvements                    30,229
                                           --------------     --------------
                                               208,932               178,703

      Less: Accumulated depreciation          (132,099)              (90,905)
                                           --------------      --------------
                                           $    76,833         $      87,798
                                           ==============      ==============

Depreciation expense for the fiscal years ended December 31, 2005 and 2004, was $41,194 and $32,254, respectively.

NOTE 6 - DISTRIBUTION AND PATENT AGREEMENTS

In May 2004, the Company entered into a Manufacturing, Supply and Distribution Agreement with a German company ("licensor") pursuant to which the Company acquired exclusive worldwide distribution, sales and marketing rights for certain ophthalmic surgical products used in LASIK refractive surgery procedures.

The Company capitalized a total of $1,901,400 in connection with this agreement based on non-refundable cash license fee paid, plus the fair market value of 750,000 shares of common stock issued to the licensor, as consideration under the agreement. In October 2005, the Company terminated the distribution agreement and expensed the remaining capitalized balance of $1,654,218 as part of discontinued operations as of December 31, 2005.

In November 2005 the Company acquired the stock of OptiMetrix Technologies, Inc., a company formed for the sole purpose of obtaining the exclusive license to a patented technology for the detection of cataract formations.

Distribution ,Patent and License agreements consisted of the following at December 31, 2005 and 2004:

                                                      December 31,
                                                 2005              2004
                                             -----------        -----------
        Patent agreements                        100,000            100,000
        License Agreement                         75,000

        Less: accumulated amortization           (21,844)           (12,205)
                                             -----------        -----------

                                             $   153,156        $    87,795
                                             ===========        ===========

The distribution agreement with Gebauer in the amount of $1,901,400 and related amortization of $247,182 was reclassified at December 31, 2004 to assets related to discontinued operations.

Amortization expense for the fiscal years ending December 31, 2005 and 2004, was $19,322 and $256,631, respectively. The unamortized Gebauer distribution agreement balance of $1,654,218 was charged to expense during 2005.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2005 and 2004:

                                                   December 31,
                                                2005         2004
                                             ----------   ----------
          Payroll and related taxes          $  142,763       60,755
          Litigation settlement fees            129,669      159,669
          Accrued consulting fees               325,000      235,000
          Accrued professional fees              60,000       60,000
          Other accruals                        258,369      183,010
                                             ----------   ----------
                                             $  915,801   $  698,434
                                             ==========   ==========

Portions of the accrued expenses have been reclassified to current liabilities related to discontinued operations for 2005 and 2004.

NOTE 8 - SECURED DEBENTURES

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

In October 2004, the Company received a notice of default from the holders of an aggregate of $400,000 of these debentures due to the non-timely payment of interest that was owed under the debenture agreements. In order to cure the default, the Company made the required interest payments, and in October 2004 the Company agreed to reduce the exercise price of the original 250,000 warrants issued to $0.75 per share, and to issue total additional warrants to purchase 125,000 shares at an exercise price of $0.75 per share.

In January 2005, the Company repaid the entire $500,000 outstanding principal balance and the secured debenture agreement was cancelled.

MAY 2004 SECURED DEBENTURE

In May 2004, the Company entered into a secured debenture agreement with HIT Credit Union with a principal balance of $750,000, and received net proceeds of $662,188 after subtracting related placement agent fees and expenses totaling $80,000 and prepaid interest totaling $7,812. The principal balance of the debenture was due and payable on July 5, 2004, and the debentures bore interest at an annual rate of 15%, which was payable monthly beginning June 1, 2004. In addition, the debenture holder received a warrant to purchase 500,000 shares of the Company's common stock, exercisable through May 6, 2009, at an exercise price of $0.90 per share. The debenture was secured by 750,000 shares of the Company's common stock that were issued by the Company as collateral under this agreement.

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


NOTE 9 - CONVERTIBLE DEBENTURES

JANUARY 2005 CONVERTIBLE DEBENTURES

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

The market price of the Company's common stock on the date of issuance of the debentures was $0.50 per share. In accordance with EITF 98-5, as amended by EITF 00-27, because the debentures were sold at an effective conversion price less than the market value of the underlying components of the security, a beneficial conversion to the holders of the debentures occurred. Accordingly, the Company recorded a discount to the principal of the debenture and a corresponding amount to common stock additional paid in capital. The recorded discount resulting from the beneficial conversion is recognized as non-cash interest expense from the date of issuance to the earliest date on which the debt is convertible by note holders. Since the debt was convertible, at the option of the note holders, at any time following issuance, the discount of $3,311,088 was recorded as non-cash interest expense during 2005.

On June 24, 2005, the Company revised the effective conversion price for the debentures and any and all warrants in the January 2005 financing transaction to a price of $.095 per share. The price was above the closing stock price thus no additional beneficial conversion was recorded.

The Company is in default of the Amended and Restated Registration Rights Agreement entered into with the Debenture holders due to its failure to have a Registration Statement declared effective within 135 days of the Agreement. The penalty provided for such failure is 3% per month of the principal balance still owing, commencing with the 136th day. Through December 31, 2005 the Company has accrued $1,518,524 of penalties.

During the year ended December 31, 2005, the Company recorded total interest expense of $956,233 in connection with the debenture debt. Of this total, $405,238 resulted from the non-cash amortization of debt discount recorded in connection with loan fees and the value of stock and warrants issued to note holders, and $557,983 resulted from interest accrued during the period on the outstanding principal balance. As of December 31, 2005, the balance on the accrued interest was $558,394.

CONVERSION PRICE AND WARRANT TERM ADJUSTMENT

In January 2005, in connection with the Convertible Debenture Agreements entered into in October 2004, the Company agreed to modify certain terms and conditions included in convertible debenture agreements with an aggregate principal balance of $2,850,000 entered into in June, July and October 2004. The amended debenture agreements with Bushido and Bridges & Pipes were replaced with new convertible debenture agreements in order to conform the terms of these agreements to the terms of new convertible debenture agreements entered into in January 2005, as described above. Under the replacement agreements, the maturity dates of the debentures were extended to January 14, 2015, and other principal terms (i.e. interest rate, conversion price, warrants issued and warrant exercise price) are the same as in the amended agreements described above.

During the year ended December 31, 2005, debentures with a principal balance of $1,108,000 were tendered for conversion to common stock of the Company under the conversion terms of the agreement.

On June 14, 2005, convertible debentures with an aggregate outstanding principal balance of $7,695,000, and certain warrant agreements, were amended to change the conversion price and exercise price from $0.35 and $0.40 per share, respectively to $0.095. In addition, the term of the warrants was extended to January 14, 2010. The Company determined that the modification of terms met the requirements of EITF Issue 96-19, "Debtors Accounting for a Modification or Exchange of Debt Instruments," of an exchange of debt with substantially different terms and accordingly has deemed the debt to be extinguished as of June 14, 2005, and replaced with new debt on that date.

At the time of the amendment and recording the extinguishment of the original Notes, the Company recorded a corresponding entry to record a new note at its principal balance as of June 14, 2005 of $7,695,000, and further recorded entries to record discounts related to the fair value of the warrants and beneficial conversion features totaling $3,669,956. The recorded debt discount will be amortized as non-cash interest expense over the remaining term of the debt.

As of December 31, 2005 and December 31, 2004, convertible debenture debt balances consists of the following:

        Current:
                                              December 31,   December 31,
                                                  2005           2004
                                              -----------    -----------
         Convertible debenture                $ 6,587,000    $ 1,300,000
         Convertible debenture discount        (2,997,929)      (402,345)
                                              -----------    -----------
         Convertible debenture - net          $ 3,589,071    $   897,655
                                              ===========    ===========


         Long Term:
                                              December 31,   December 31,
                                                  2005           2004
                                              -----------    -----------
         Convertible debenture                        --     $ 2,975,000
         Convertible debenture discount               --      (1,641,399)
                                              -----------    -----------
         Convertible debenture - net          $       --     $ 1,333,601
                                              ===========    ===========

At December 31, 2005, the Company is in default of their convertible note agreements. Accordingly, its convertible notes with maturity dates greater than one year from the balance sheet date are classified as current liabilities as of December 31, 2005.

Note 10 - Derivative Liabilities

In December 2005, the Company's evaluation of criteria under EITF Issue No. 00-19, "Accounting for Derivative Financial Instrument Indexed to, and Potentially Settled in, a Company's Own Stock" resulted in the determination that the Company's outstanding warrants should be reclassified as a derivative liability. In accordance with EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked to market each reporting period, with a corresponding non-cash gain or loss reflected in the current period.

The fair market value of the derivative liabilities was determined to be $94,829 using a Black Scholes model valuation with the following assumptions, expected dividend yield of zero, expected stock price volatility of 120.64%, risk free interest rate of 4.35% and a remaining contractual life between one and five years. The aggregate fair value of the warrant derivative liability at December 31, 2005 was determined to be $102,951. Based on this change in fair value, the Company has recorded a non-cash loss during the year ended December 31, 2005 of $8,122 and a corresponding increase in the warrant derivative liability.


NOTE 11 - NOTES PAYABLE - RELATED PARTIES

SURGIJET, INC. AND RELATED PARTIES

In October 1998, the Company issued a demand promissory note in the amount of $400,000, plus interest at a variable rate based on the prime rate, to SurgiJet, Inc. ("SurgiJet"), VisiJet's former parent company. In connection with the Merger Agreement, an amendment to the note agreement was executed in February 2003 under which the accrual of additional interest was halted, and scheduled principal and interest payments were established.

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

In October 2004 the parties to the litigation entered into a settlement agreement pursuant to which revised note payable amounts and payment schedules were agreed upon. Based on this agreement, outstanding principal and accrued interest balances related to these notes as of September 30, 2004 have been adjusted to reflect the agreed upon amounts, and as a result, the balances at December 31, 2005 and 2004 are as follows:

                           December 31, 2005             December 31, 2004
                        Principal      Interest       Principal       Interest
                      ----------------------------------------------------------
    SurgiJet           $ 495,242       $ 27,439      $ 549,774        $ 14,347
    Lance Doherty         19,000          8,894         19,000           6,293
                      ----------------------------------------------------------

      Total            $ 514,242       $ 36,333      $ 568,774        $ 20,640
                      ==========================================================

The Company has been in default of the settlement agreement since June 2005 when it stopped making the stipulated monthly principal payments. The other parties to the agreement have not filed a notice of default, and the Company intends to resume making payments if its intentions to raise working capital for operating purposes are successful.


FINANCIAL ENTREPRENEURS, INC. ("FEI")

In connection with the Merger Agreement in 2003, the Company assumed a promissory note during 2003 originally entered into between PNAC and FEI, a significant shareholder of the Company, during 2002. The note bears interest at an annual rate of 7.5%, and matures on April 3, 2009. Upon consummation of the merger in February 2003, the outstanding principal and accrued interest payable balances were $206,649 and $11,462, respectively. During 2003, the Company added net borrowings of $43,476 to the note, and accrued additional interest expense of $17,072, resulting in an outstanding principal balance and accrued interest payable balances at December 31, 2003 of $250,125 and $28,534, respectively. During the fiscal year ending December 31, 2004, net activity resulted in an increase to the outstanding principal of $28,761 and $23,329 of interest expense related to this note. As of December 31, 2004 the outstanding principal and accrued interest payable on this note were $278,886 and $51,863, respectively. In March 2005, the Company received a demand from FEI for the payment in full of the note. This is not a demand note and the Company is currently in negotiations for resolution in this matter and believes there will be an amicable resolution. As of December 31, 2005, the outstanding principal and accrued interest on the note was $265,990 and $76,259, respectively.

NOTE 12 - COMMITMENTS

LICENSE AGREEMENTS

Under the terms of a patent license agreement entered into during 2003, the Company is obligated to pay a royalty of 6% of net sales of products utilizing the licensed patent technology. The license agreement also provides for a minimum royalty of $24,000 per year that may be used as a credit toward payment of future royalties due on product sales.

The Company acquired from UTEK Corporation all the stock of OTI, which owns an exclusive license for a patented technology. The Company is required to pay to UTEK royalties of three percent (3%) of sales of equipment and five percent (5%) of sales of disposables and services, excluding customary discounts and sales to the U.S. Government. In addition the Company is required to pay an annual license fee payable in advance on March 31 of each calendar year as follows:

YEAR                                     ANNUAL LICENSE FEE
----                                     ------------------
2006                                                 0
2007                                           $10,000
2008 and 2009                                  $20,000
2010                                           $40,000
2011                                           $70,000
2012 and thereafter                           $100,000

Annual fees for any year will be credited against any royalties owed during that year.

OTI has the right to sub-license within the scope of its grant.

The Company must meet certain due diligence milestones as follows:

o An updated commercialization plan within 120 days of the execution of the license.
o The Company must invest at least $500,000 towards development of the technology by March 2007
o    A Beta Product by June 2007
o    A first commercial sale to a non-related company by September 2008.
o    One Million ($1,000,000) in sales by June 2009
o    Annual sales of at least one million ($1,000,000) after that.

If the Company fails to meet any of these milestones the license may be terminated or converted to a non- exclusive license. The Company has entered into a consulting agreement with the inventor of the technology in order to help implement the technology.

NOTE 13 - SERIES A PREFERRED SHARES

In August 2004, the Company entered into an agreement with Langley Park Investments PLC("Langley"), a corporation organized under the laws of England and Wales, in which the Company issued convertible preferred stock in exchange for "ordinary" shares of Langley stock. In October 2004, the Company issued 450,000 shares of Series A Convertible Preferred Stock ("Series A shares"), with a stated value of $10 per share and a redemption value of $4,500,000, to Langley in exchange for 2,477,974 newly issued ordinary shares of Langley with an initial agreed upon value of 1.00 LB(pound) per share. The Company was charged a commission in conjunction with the sale equal to 10% of the Langley shares leaving 2,230,177 shares available to the Company. Consummation of the transaction was subject to admission of the Langley shares to the London Stock Exchange ("LSE"), which occurred on September 30, 2004 and the initiation of trading on the LSE which began on October 8, 2004. The Series A shares were recorded at a total value of $1,536,653 based on the fair value of the Langley shares on October 8, 2004. On December 31, 2004, the market value of the shares decreased to $590,980. As the Company classified the shares as an available-for-sale marketable security, the Company recorded an unrealized loss of $792,009, as an accumulated comprehensive loss which is a separate component of equity. The Company recorded commission expense of $153,664 in the fourth quarter based on the value of the commission shares.

The Series A Preferred Stock is non-voting and the shareholders are not entitled to receive any dividends. The preferred stock is convertible after one year for a period of three years from the date of issuance into shares of the Company's common stock ("Common Stock"). The number of shares of common stock to be issued upon conversion is determined by dividing the aggregate stated value of the preferred stock by the ("Conversion Price"). The Conversion Price is defined as the lesser of $0.609 (The "Fixed Conversion Price") or eighty percent (80%) of the lowest closing bid price for the common stock in the ten (10) trading days preceding the date of conversion, but in no event is it less than 30 percent (30%) of the Fixed Conversion Price. However, Langley may not convert to the extent that conversion would result in it's owning more than 4.99% of the outstanding common stock of the Company. The conversion price is subject to adjustment based on anti-dilution provisions. Any shares of preferred stock not previously converted will automatically be converted into common stock at the end of the three year period. If the Company defaults under certain covenants, the holders of the preferred stock may compel redemption at the stated value.

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

As the Preferred Series A shares are classified as a liability, the accretion of the recorded discount resulting from the beneficial conversion is recognized as interest expense and is reflected in the income statement of operations. Accordingly, the Company recorded a preferred stock discount of $1,125,000. On December 31, 2005 and 2004, accretions of the discount of $375,000 and $93,750, respectively, were recorded resulting in a net preferred discount of $656,250 at December 31, 2005.

Based on the price of the Company's common stock at December 31, 2005, the number of shares conditionally issuable to settle the redemption obligation at that date approximates 150,000,000 shares.


NOTE 14 - SERIES B PREFERRED SHARES

In December 2005 the Company acquired OptiMetrix Technologies, Inc. (OTI), a wholly owned subsidiary of UTEK Corporation (UTEK). OTI holds technology licensed from Los Alamos National Laboratory (LANL), operated by the University of California for the Nuclear Security Administration of the U.S. Department of Energy.

The consideration paid for this license was 100,000 Series B Convertible Preferred Stock ("Series B shares"). These shares can be converted after a period of one year from the date of acquisition in December 2005. The Series B preferred stock is non-voting, and no dividends will be paid to the Series B shareholders. They will be convertible into common shares of the Company valued at $1,500,000, based on the 10 day closing stock price average at the time of conversion. Additionally, UTEK received a warrant for 750,000 shares of the Company's common stock. The warrant exercise price is 50% 0f the conversion price of the Series B shares. Series B shares will be paid out of the assets of the Company before all other holders of other classes of series of capital stock of the Company. Yield, if paid in kind, is paid at the time of conversion based on the 10-day closing average price of the Company's common stock.

In accordance with SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", financial instruments with mandatory redemption rights are to be recorded as liabilities unless the redemption is to occur upon the liquidation or termination of the issuer. SFAS 150 also specifies that a financial instrument that embodies a conditional obligation that is based on settlement by the issuance of a variable number of the issuer's equity shares associated with a fixed monetary amount is required to be classified as a liability. Based on characteristics of the agreement as described above, the Company has recorded the Preferred Series B shares as a long term liability on the balance sheet.

Based on the price of the Company's common stock at December 31, 2005, the number of shares conditionally issuable to settle the redemption obligation at that date approximates 24,630,000 shares.


NOTE 15 - SHAREHOLDERS' EQUITY (DEFICIT)

COMMON STOCK ACTIVITY

ISSUANCE OF COMMON STOCK FOR LOAN ORIGINATION FEES

On January 6, 2005 the Company issued 142,857 shares of common stock as an origination fee in consideration of replacing a delinquent loan with a new loan.

ISSUANCE OF COMMON STOCK FOR SERVICES

During the period February 15, 2005 through December 14, 2005 the Company issued 5,243,256 shares of common stock for services rendered to the Company.

ISSUANCE OF COMMON STOCK PURSUANT TO A DEBT AGREEMENT

On from February 15, 2005 the Company issued 1,039,370 shares of common stock pursuant to a debt agreement.

ISSUANCE OF COMMON STOCK ON CONVERSION OF DEBENTURES

During the period July 15, 2005 through November 23, 2005 the Company issued 11,687,013 shares of stock upon conversion of convertible debentures.

ISSUANCE OF COMMON STOCK AS COLATTERAL FOR LEGAL FEES

On September 27, 2005 the Company issued 10,000,000 shares of common stock as collateral for legal fees.

WARRANT ACTIVITY

During 2005, the Company issued 5-year warrants to purchase an aggregate of 9,797,150 shares of its common stock at an exercise price of $0.40 per share and subsequently adjusted the exercise price to $0.095, pursuant to the anti-dilution provisions of the warrants.

The following table summarizes the number of outstanding common stock warrants as of December 31, 2005:

                                                           Weighted Average
                                                  Number     Exercise Price
                                               -----------    ------------
      Outstanding at December 31, 2003         12,102,480     $     2.530
           Granted                              8,730,238           0.640
           Forfeited                                   --              --
           Exercised                                   --              --
                                               ----------    ------------
      Outstanding at December 31, 2004         20,832,718     $     1.450
           Granted                              9,797,150           0.200
           Exchanged                           (2,424,533)          2.550
           Exercised                                   --              --
                                               ----------    ------------
      Outstanding at December 31, 2005         28,205,335     $     0.960

The following table summarizes additional information with respect to outstanding common stock warrants at December 31, 2005:

                              Number   Weighted Average Life    Number
           Exercise Price  Outstanding  Remaining in Months  Exercisable
           -------------- ------------ --------------------- -----------
              $.095         7,367,857                 54      7,367,857
              $0.40         6,538,331                 53      6,538,331
               0.62           700,000                 48        700,000
              $0.65            20,000                 45         20,000
              $0.70           829,295                 28        829,295
              $0.75           375,000                 51        375,000
              $0.90            86,667                 39         86,667
              $1.00         6,326,480                 32      6,326,480
              $1.23            45,000                 28         45,000
              $1.50            30,000                 13         30,000
              $2.25         4,441,000                 36      4,441,000
              $2.50           505,000                 25        505,000
              $3.00            50,000                 28         50,000
              $5.00           890,705                 28        890,705
                          ------------                      ------------
                           28,205,335                        28,205,335
                          ============                      ============

BORROWED SHARES

In connection with collateral requirements of convertible debenture agreements with HIT Credit Union, Platinum Long Term Growth Fund and Rock II, LLC, the Company borrowed a total of 3,000,000 shares of its outstanding common stock from Taika Investments, Inc. ("Taika") pursuant to a Securities Lending Agreement between the Company and Taika. In accordance with the terms of this agreement, the Company is obligated to pay interest on the value of shares borrowed (assuming a value of $1.00 per share) based on the LIBOR rate plus 50 basis points, and was obligated to return any borrowed shares by November 30, 2004. In January 2005, the Company received a one-year extension, to November 30, 2005 and in November,2005 the Company received another one-year extension to November 30, 2006, of the date by which any borrowed shares must be returned. In the event of default, the Company has agreed to file a Registration Statement and to return any shares, within 72 hours, which had not previously been returned by the due date. As of December 31, 2004 the Company had borrowed a total of 1,550,000 shares pursuant to this agreement, and the Company had accrued interest expense totaling $41,935. As of December 31, 2005, the accrued interest balance was $106,328.

The 3,000,000 shares that were borrowed were outstanding at December 31, 2005. In January 2006, HIT Credit Union returned 750,000 of the borrowed shares.

ACCUMULATED COMPREHENSIVE INCOME (LOSS)

The following chart depicts the changes in the accumulated comprehensive income for periods ending December 31, 2005 and 2004:

                                                             2005         2004
                                                             ----         ----
    Beginning balance                                       (792,009)      --
    Change in Accumulated Comprehensive Income(Loss)             --    (792,009)

    Amounts recognized with sale of Securities               792,009       --
                                                          ----------   ---------
    Total Accumulated Comprehensive Income/(Loss)                --    (792,009)
                                                          ==========   =========

This loss was incurred as a result of the write down of the marketable securities to market on December 31, 2004. Refer to the Preferred Series A Stock section above for more detail on this transaction. During the year ended December 31,2005, the loss was recognized with the sale of available for sale securities.

NOTE 16 - SETTLEMENT AGREEMENTS AND LOAN PAYABLE

In November 2002, the Company entered into settlement agreements with an officer and an employee related to accrued but unpaid fees for consulting services rendered by them prior to the consummation of the Merger in the aggregate of $700,000. Under the agreements a total of $450,000 was converted into 211,267 shares of the Company's common stock, during 2003, based upon the closing price on the effective date the Merger Agreement. The balance owed of $250,000 was converted into two notes payable that bear interest at an annual rate of 3.5% and provide for the principal to be paid over equal installments for the duration of the loans. At December 31, 2005 and 2004, the aggregate balance on these notes was $54,863 and $66,402 and the respective accrued interest payable balances were $12,462 and $10,102, respectively.

NOTE 17 - RELATED PARTY TRANSACTIONS

During 2003, the Company began making monthly consulting payments to a corporation controlled by Norman Schwartz, a director of the Company. On March 1, 2005, the company signed a two year contract with Norman Schwartz's company increasing the monthly fee to $7,500 per month. Total consulting fees and related expenses paid during 2005 were $84,250 and $15,237, respectively, of which $44,149 was included in accounts payable at December 31, 2005.

In January 2004, the Company entered into a revised consulting agreement With Richard Keates providing a monthly retainer of $15,000 plus reimbursement of business expenses incurred. Through December 31, 2005 consulting fees and related expenses totaling $180,000 and $26,784, respectively, were recorded pursuant to this agreement, of which $15,256 is included in accounts payable at December 31, 2005.

In October 2004, directors Richard H. Keates, M.D., Norman Schwartz, and Adam Krupp were granted 200,000, 100,000 and 25,000 10-year options, respectively, to purchase shares of the company's common stock at an exercise price of $0.40. No additional options were granted to related parties during 2005.

NOTE 18 - SECURITY LENDING AGREEMENT

In April 2004, the Company and Taika Investments entered into an agreement pursuant to which the corporation agreed to make available 3 million shares of the Company's common stock, for use by the Company as collateral in subsequent financing transactions. (See Note 14.)

NOTE 19 - INCOME TAXES

The provision for income taxes consist of the following for the years ended December 31:

                                                       2005            2004
                                                   ------------    ------------

          Current:
              Federal                              $         --    $         --
              State                                         800             800
                                                   ------------    ------------
                   Total provision                 $        800    $        800
                                                   ============    ============

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

                                                          2005          2004
                                                         ------        ------
Federal statutory rate                                     35%           35%
Increase in deferred income tax asset
   valuation allowance                                    (24%)         (35%)
Warrants and beneficial conversion
   feature and preferred stock accretion                  (17%)          (6%)
State income taxes, net of federal effect                   6%            6%
                                                         --------------------
                                                            0%            0%
                                                         ====================

The components of the net deferred income tax assets are as follows as of December 31:

                                                       2005            2004
                                                   ------------    ------------
          Deferred income tax assets:
               Net operating loss carry forward    $ 12,572,537       8,924,252
               Other temporary timing adjustments       353,790         273,128
                                                   ------------    ------------
                                                     12,926,327       9,197,380

          Deferred tax liability:
               State taxes                            (        )       (641,509)
               Other temporary timing adjustments     (   2,565)
                                                   ------------    ------------
          Deferred income tax asset, net before
               Valuation allowance                   12,923,762       8,555,871
               Less: valuation allowance            (12,923,762)     (8,555,871)
                                                   ------------    ------------

          Deferred income tax asset, net           $         --    $         --
                                                   ============    ============

Since 1996, the company has generated federal and state net operating losses
(NOL) of approximately $30.9 million and $30.6 million, respectively. The total carry forward amounts are available to offset future taxable income and expire in various years beginning through 2020 and 2007, respectively. The ability to use some or all of this carryforward is limited by future events such as a failure to generate positive taxable income or a change in ownership as stated under the rules of Internal Revenue Code Section 382.

The net deferred tax asset is primarily associated with its net operating loss carryforwards, state taxes and other timing adjustments. The Company has recorded a valuation allowance for the entire amount due to the uncertainty surrounding the likelihood of the Company generating sufficient taxable income in the future.


NOTE 20 - SUBSEQUENT EVENTS

DELISTING BY NASDAQ

On June 6, 2006, due to its failure to file this document in a timely manner, NASDAQ determined that the Company's securities were not eligible for continued quotation on the OTCBB. Consequently since June 6, 2006 the Company's securities may only be traded pursuant to pink sheet listings. Upon the filing of this document the Company intends to apply to be re-listed.

CONSULTING AGREEMENT

On March 3, 2006 the Company entered into a Workout Consulting Services Agreement with Florencia Mate Garabito (Consultant). The contract was for a minimum term of one year. The consultant was retained to assist the Company in the areas of valuation, structuring, and re-structuring debt. For her services, the Consultant was paid 178,571,420 shares of the Company's common stock.

ACQUISITION OF OCULAR THERAPEUTICS, INC. (OthI)

In February of 2006 the Company acquired all of the stock of Ocular Therapeutics Inc. (OThI) . a wholly owned subsidiary of UTEK Inc. OThI owns technology licensed from Motility Inc. OThI holds an exclusive license to a patented technology for a small protein therapeutic (LD22-4) developed for the treatment of the wet form of age related macular degeneration. In addition to license technology, the Company acquired cash held by OthI in the amount of $325,000 in connection with this acquisition. Consideration paid by the Company was 100,000 series C convertible preferred shares of the Company. The shares are not convertible until the first anniversary of the agreement. The preferred shares shall convert into $2,800,000 worth of common shares of the Company. Additional consideration was a warrant to purchase 1,400,000 shares of the Company at 50% of the conversion price. The Company is required to pay royalties and meet certain milestones as follows:

     o    Earned royalties of 7.5% on Net Sales
     o Annual Minimum Royalty as follows which are fully creditable against royalties paid during the previous 12 month period:

     Year                            Annual Minimum Royalties
     ----                            ------------------------
     1 & 2                                          -
     3                                         $10,000
     4                                         $20,000
     5                                         $30,000
     6 and thereafter                          $40,000

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advanced Refractive Technologies, Inc., a Delaware corporation

                                        By: /s/ Laurence Schreiber
                                            --------------------------------
                                            Laurence Schreiber, Secretary,
                                            Treasurer, Chief Operating Officer

         Date:  June 16, 2006