Form 10KSB/A
period 2005-12-31
Advanced Refractive Technologies, Inc.
filed 2006-07-18
CIK 1082249

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               AMENDMENT No. 2 to
                                   FORM 10-KSB

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

     On June 2, 2006, the closing price as reported by the OTC Bulletin Board was $0.031. As of June 2, 2006, there were 240,064,625 shares of common stock outstanding, held by 224 record holders and approximately 830 beneficial holders.

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

      Certain information included herein contains forward-looking statements that involve risks and uncertainties within the meaning of Sections 27A of the Securities Act, as amended; Section 21E of the Securities Exchange Act of 1934. These sections provide that the safe harbor for forward looking statements does not apply to statements made in initial public offerings. The words, such as "may," "would," "could," "anticipate," "estimate," "plans," "potential," "projects," "continuing," "ongoing," "expects," "believe," "intend" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this Form 10 KSB and include all statements that are not statements of historical fact regarding intent, belief or current expectations of the Company, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) our continued development of our technology; ( iv) market and other trends affecting our future financial condition; (v) our growth and operating strategy.

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
                                                           -----------
                                                           $ 2,533,512
                                                           ==+========

     Demonstration and clinical units of $211,343 and $164,385, respectively, were excluded from the settlement agreement and included in inventory at September 30, 2005. On October 12, 2005, all of the units were sold to CooperVision International for $375,732. The sale eliminates all inventory balances and was recorded during October 2005 when the sale was completed.

     As a result of termination of the Gebauer agreement, we currently have no products on the market and no source of operating revenues. Also, as a result of the termination, we laid off our entire sales force of four direct sales representatives, plus our sales manager. Two additional internal administrative managers and one administrative assistant were also laid off, leaving only individuals directly responsible for product development and administration on staff.

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

     General and administrative expenses relating to continuing operations declined by $1,489,711, from $3,281,455 in 2004 to $1,791,744 in 2005, reflecting the effect of a reduction in personnel in 2005, as well as the discontinuance of the EpiLift and LasiTome product lines. Also, research and development expense decreased by $516,899, from $695,100 in 2004 to $178,201, reflecting the change in direction as well as the lack of funds to finance research and development activities in 2005.

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

NET LOSS APPLICABLE TO COMMON SHARES

     The combined effect of all these items was to increase the net loss by $6,651,223, from $11,910,530 in 2004 to $18,561,753 in 2005.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table summarizes the annual compensation paid to our named executive officers during the three years ended December 31, 2005:

                                                                                     Long Term Compensation
                                                                               -----------------------------------
                                                     Annual Compensation                      Awards
                                            ---------------------------------- ----------------------------------- -----------------
                                                                  Other Annual
                                                                  Compensation    Restricted        Securities         All Other
Name and Principal Position           Year  Salary ($)  Bonus ($)      ($)       Stock Awards   Underlying Options   Compensation
----------------------------------- ------- ---------- ---------- ------------ --------------- ------------------- -----------------
Randal A. Bailey,                     2005     90,000      -                -
President and Chief                   2004    172,500      -                -         -              200,000             45,305
Executive Officer (1)(2)              2003    165,000      -            6,800         -              200,000             62,500

Laurence M. Schreiber,                2005     90,000      -                -         -                    -                  -
Chief Operating Officer,              2004    225,000      -                -         -              200,000                  -
Treasurer, Secretary (2) (3)          2003     97,000      -           22,500         -              200,000                  -

Larry Hood,                           2005     84,375
Director of Research and              2004    129,375      -                -         -               75,000                  -
Development, Chief Engineer (1)(2)    2003    122,500      -                -         -               75,000             83,333

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

(9) Incorporated by reference from Amendment No. 1 to Registration Statement on Form SB-2 (Registration No. 333-120449), filed on February 15, 2005.

(10) Incorporated by reference from Amendment No. 2 to Registration Statement on Form SB-2 (Registration No. 333-120449), filed on June 6, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Summarized below is the aggregated amount of various professional fees billed by our principal accountants, Peterson & Co., LLP with respect to the last two fiscal years:

                                                           2005          2004
                                                        ---------     ---------
Audit fees                                              $ 98,086     $  105,182
Audit - related fees                                       1,470         14,145
Tax fees                                                                  4,040
All other fees, including tax
    consultation and preparation                              --             --
                                                        ---------     ---------
                                                        $ 99,556     $  123,367


All audit fees were approved by our audit committee and board of directors. Peterson & Co., LLP did not provide any non-audit services other than tax services to the Company.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM..................  F-1

FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS.....................................  F-2

         CONSOLIDATED STATEMENTS OF OPERATIONS...........................  F-3

         CONSOLIDATED STATEMENTS OF CASH FLOWS...........................  F-4

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT AND
         COMPREHENSIVE INCOME............................................  F-5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS......................  F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Advanced Refractive Technologies, Inc., Inc.

We have audited the accompanying consolidated balance sheets of Advanced Refractive Technologies, Inc., Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

PETERSON & CO., LLP

San Diego, California
June 9, 2006

                                  ADVANCED REFRACTIVE TECHNOLOGIES, INC.

                                       CONSOLIDATED BALANCE SHEETS

                                                                             December 31,    December 31,
                                                                                 2005            2004
                                                                             ------------    ------------
ASSETS

Current assets:
    Cash and cash equivalents                                                $      1,085    $     22,946
    Marketable securities                                                              --         590,980
    Prepaids and deposits                                                          27,413          22,225
    Assets of discontinued operations                                              60,872       2,655,997
                                                                             ------------    ------------
         Total current assets                                                      89,370       3,292,149

    Property and equipment, net                                                    76,833          87,798
    Goodwill                                                                    1,225,000
    License agreement, net                                                         74,809              --
    Patents and trademarks, net                                                    78,347          87,795
    Deferred debt costs                                                           426,857         454,096
                                                                             ------------    ------------

         Total assets                                                        $  1,971,216    $  3,921,837
                                                                             ============    ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                                              940,364         513,197
    Customer deposits                                                                 427          49,198
    Accrued interest                                                            1,307,085         277,785
    Warrant derivative liability                                                  102,951
    Accrued settlement agreement                                                   54,863          66,402
    Accrued expenses                                                              915,801         698,434
    Income tax payable                                                                800             800
    Royalty payable                                                                49,027          15,000
    Notes payable to related parties                                              780,232         847,660
    Notes payable                                                                  10,000          10,000
    Convertible debenture debt, net                                             3,589,071         897,655
    Accrued penalties on debentures                                             1,518,524              --
    Secured debenture debt, net                                                        --       1,194,830
    Liabilities of discontinued operations                                        563,436         721,077
                                                                             ------------    ------------
         Total current liabilities                                              9,832,581       5,292,038

    Convertible debenture debt - long term , net                                       --       1,787,697
    Series A convertible preferred stock, 450,000 shares authorized, issued and outstanding at December 31, 2005 and December 31, 2004, net of
         unamortized discount of $656,250 and 1,031,250, respectively
         (redemption value $4,500,000)                                            880,404         505,404
     Series B Convertible Preferred stock, 100,000 shares authorized, issued and outstanding at December 31, 2005, no shares issued and outstanding
         at December 31 2004 (redemption value $1,500,000)                      1,500,000              --
                                                                             ------------    ------------
         Total liabilities                                                     12,212,985       7,585,139
                                                                             ------------    ------------

Shareholders' deficit:
    Common stock, 750,000,000 shares authorized, $.001 par value,
         56,379,756 shares issued and outstanding at December 31,
         2005, and 28,909,662 shares issued and outstanding at
         December 31, 2004                                                         56,380          28,910

    Additional paid in capital                                                 30,950,353      19,786,546
    Accumulated other comprehensive loss                                               --        (792,009)
    Accumulated deficit                                                       (41,248,502)    (22,686,749)
                                                                             ------------    ------------
         Shareholders' deficit                                                (10,241,769)     (3,663,302)
                                                                             ------------    ------------
Total liabilities and shareholders' deficit                                  $  1,971,216    $  3,921,837
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
                                                                  ============    ============


          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                              F-3

                               ADVANCED REFRACTIVE TECHNOLOGIES, INC.

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Twelve Months Ended
                                                                       December 31,    December 31,
                                                                           2005            2004
                                                                       ------------    ------------
Cash flows from operating activities
     Net loss                                                          ($18,561,753)   ($11,910,530)
     Less: Net loss from discontinued operations                          4,273,298       4,229,346
                                                                       ------------    ------------
     Net loss from continuing operations                                (14,288,455)     (7,681,184)
Adjustments to reconcile net loss from continuing
     operations to net cash used by operating activities:
Operating activities of discontinued operations                          (1,835,813)     (5,451,767)
Depreciation and amortization                                                50,834          41,703
Debt discount amortization                                                8,386,331       1,533,996
Accretion of interest cost on preferred stock                               375,000          93,750
Adjustment for beneficial conversion of debt                                     --       1,671,550
Commission from preferred shares conversion                                      --         153,665
Common stock issued for services                                            533,878       3,277,173
Common stock issued for origination fees                                     64,286              --
Loss on sale of securities                                                  721,968              --
Warrant repricing for debt guarantee                                             --         546,403
Gain from debt restructure                                                       --         (21,448)
Loss on warrant derivative liability                                          8,122              --
Changes in operating assets and liabilities:
     Prepaid expenses                                                        14,812          66,524
     Deferred debt costs                                                     27,239              --
     Accounts payable                                                       427,167        (166,688)
     Accrued penalties on debentures                                      1,518,524              --
     Customer deposits                                                      (48,771)         49,198
     Royalties payable                                                       34,027         (45,000)
     Accrued Settlement agreement                                           (11,539)        (37,764)
     Other accrued expense                                                  217,366         239,565
     Accrued interest                                                     1,029,300         243,412
                                                                       ------------    ------------

Net cash flow used in operating activities                               (2,775,724)     (5,486,912)

Cash flows from investing activities:
     Cash received in acquisition                                           200,000              --
     Purchase of property and equipment                                     (30,230)        (15,611)
                                                                       ------------    ------------

Net cash provided by (used in) investing activities                         169,770         (15,611)

Cash flows from financing activities:
     Advance from related party                                                  --         272,626
     Repayment of advances from related parties                             (67,428)       (260,600)
     Repayment of notes payable                                          (2,550,000)         (4,000)
     Proceeds from secured debenture                                             --       1,109,688
     Proceeds from convertible debt                                       4,540,500       3,845,375
     Proceeds from private placement - net                                       --         526,500
     Proceeds from marketable securities                                    661,021              --
                                                                       ------------    ------------

Net cash provided by financing activities                                 2,584,093       5,489,589

Net decrease in cash                                                        (21,861)        (12,933)

Cash, beginning of the year                                                  22,946          35,879
                                                                       ------------    ------------

Cash, end of the year                                                  $      1,085    $     22,946
                                                                       ============    ============

Supplemental disclosures of cash flow information
     Interest paid                                                     $         --    $    170,287
     Taxes paid                                                                  --             800
Non-cash investing and financing transactions:
Debenture costs and fees                                                         --         562,125
     Reclass of interest to current liability                                    --          67,048
     Warrants issued in connection with secured debenture                        --         417,975
     Warrants issued in connection with convertible debenture               543,785       1,264,302
     Warrants issued for debt modification                                       --         866,017
     Common stock issued in connection with convertible debenture                --         267,393
     Common stock issued for debt default and penalties                          --         248,150
     Conversion of debt to stock                                         (1,108,000)             --


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                 F-4

                                ADVANCED REFRACTIVE TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT AND COMPREHENSIVE INCOME

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
                                          ============    ============    ============    ============


(CONTINUED ON NEXT PAGE)

                                                 F-5a

                         ADVANCED REFRACTIVE TECHNOLOGIES, INC.

        CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT AND COMPREHENSIVE INCOME

                                      (CONTINUED)


                                             Other                            Net
                                         Comprehensive    Accumulated     Shareholders'
                                             Loss           Deficit         Deficit
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

The Company issued no additional options to employees of directors during 2005. A summary of changes in common stock options during 2005 and 2004 follows:

                                                     Weighted
                                                      average
                                       Number of     Exercise    Exercisable
                                        Shares         Price        Shares
                                    ----------------------------------------
Outstanding at December 31, 2003       1,165,000       $1.10        818,612
          Granted                      1,370,000       $0.40        588,889
          Forfeited                      (45,000)      $1.10             --
          Cancelled                      (20,000)      $1.10        (20,000)
                                      -----------                 ----------
Outstanding at December 31, 2004       2,470,000       $0.73      1,387,501
          Granted                             --          --             --
          Forfeited                     (486,944)      $0.61             --
          Cancelled                       (8,056)      $1.10         (8,056)
                                       ----------                 ----------
Outstanding at December 31, 2005       1,975,000       $0.76      1,379,445
                                       ==========                 ==========

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

Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's pro forma net loss and loss per share for the years ended December 31, 2005 and 2004 would have been as follows:

                                               2005            2004
                                               ----            ----
Net Loss:
   As reported                             ($18,561,753)   ($11,910,530)
   SFAS No. 123 effect                         (225,851)       (340,667)
                                           ------------    ------------
Pro forma net loss                         ($18,787,604)   ($12,251,197)
                                           ============    ============
Loss per share:
   As reported                                   ($0.51)         ($0.45)
                                           ============    ============

Pro forma                                        ($0.51)         ($0.46)
                                           ============    ============

Basic and diluted weighted
   average shares outstanding                36,715,726      26,688,583
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

OTHER INTANGIBLE ASSETS

Management performs impairment testing annually and more frequently if factors and circumstances indicate an impairment may have occurred. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Management has performed its impairment testing and believes that no impairments existed as of December 31, 2005.

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

                                       2005           2004
                                       ----           ----
Sales, net                         $ 1,087,136    $ 1,725,435
Cost of goods sold                  (1,849,697)      (738,917)
General and administrative          (3,510,737)    (5,215,864)
                                   -----------    -----------
Operating loss                      (4,273,298)    (4,229,346)
                                   ===========    ===========

Assets of the discontinued operations were comprised of the following at December 31, 2005 and 2004:

                                                 2005          2004
                                             -----------   -----------
Accounts receivable, net of allowance        $    60,872    $ 180,1455
Inventory                                             --       634,430
Distribution agreement, net                           --     1,654,218
                                             -----------   -----------
Total Assets - Discontinued Operations       $    60,872   $ 2,655,997
                                             ===========   ===========

Liabilities of the discontinued operations were comprised of the following at December 31, 2005 and 2004:

                                                 2005          2004
                                             -----------   -----------
Accounts payable                             $        --   $   376,795
Accrued liabilities                              563,436       344,282
                                             -----------   -----------
Total Liabilities - Discontinued Operations  $   563,436   $   721,072
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

Distribution ,Patent and License agreements consisted of the following at December 31, 2005 and 2004:

                                                      December 31,
                                                 2005              2004
                                             -----------        -----------
        Patent agreements                        100,000            100,000
        License Agreement                         75,000                 --

        Less: accumulated amortization           (21,844)           (12,205)
                                             -----------        -----------

                                             $   153,156        $    87,795
                                             ===========        ===========

The distribution agreement with Gebauer in the amount of $1,901,400 and related amortization of $247,182 was reclassified at December 31, 2004 to assets related to discontinued operations.

Amortization expense for the fiscal years ending December 31, 2005 and 2004, was $9,640 and $270,631, respectively. The unamortized Gebauer distribution agreement balance of $1,654,218 was charged to expense during 2005.

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

During the year ended December 31, 2005, the Company recorded total interest expense of $1,260,878 in connection with the debenture debt. Of this total, $195,124 resulted from the non-cash amortization of debt discount recorded in connection with loan fees and the value of stock and warrants issued to note holders, and $1,065,754 resulted from interest accrued during the period on the outstanding principal balance. As of December 31, 2005, the balance on the accrued interest was $1,066,165.

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

                           December 31, 2005             December 31, 2004
                        Principal      Interest       Principal       Interest
                      ----------------------------------------------------------
    SurgiJet           $ 495,242       $ 27,439      $ 549,774        $ 14,347
    Lance Doherty         19,000          8,894         19,000           6,293
                      ----------------------------------------------------------

      Total            $ 514,242       $  36,333     $ 568,774        $ 20,64
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

LEASE COMMITMENTS

The Company leases an office and warehouse in San Clemente, California under an operating lease. The original term of the lease expires March 31, 2008 and the Company has the option to extend the term for one additional three year period.

Minimum future rent payments including tenant improvements under the facility lease are as follows:

                Year ending December 31
                    2006                     $ 76,956
                    2007                       76,956
                    2008                       19,239
                                             --------
                                             $173,151
                                             ========

Rent expense was $98,968 and $108,142 for the years ended December 31, 2005 and 2004.

The Company also leases certain property and equipment under agreements which are classified as operating leases. Rent expense included under these leases was $4,677 and $2,140 for the years ended December 31, 2005 and 2004.

Minimum future lease payments under these property and equipment leases are as follows:

               Year ending December 31
                    2006                     $  3,168
                    2007                        3,168
                    2008                        1,188
                                             --------
                                             $  7,524
                                             ========

NOTE 13 - SERIES A PREFERRED SHARES

In August 2004, the Company entered into an agreement with Langley Park Investments PLC("Langley"), a corporation organized under the laws of England and Wales, in which the Company issued convertible preferred stock in exchange for "ordinary" shares of Langley stock. In October 2004, the Company issued 450,000 shares of Series A Convertible Preferred Stock ("Series A shares"), with a stated value of $10 per share and a redemption value of $4,500,000, to Langley in exchange for 2,477,974 newly issued ordinary shares of Langley with an initial agreed upon value of 1.00 L (pound) per share. The Company was charged a commission in conjunction with the sale equal to 10% of the Langley shares leaving 2,230,177 shares available to the Company. Consummation of the transaction was subject to admission of the Langley shares to the London Stock Exchange ("LSE"), which occurred on September 30, 2004 and the initiation of trading on the LSE which began on October 8, 2004. The Series A shares were recorded at a total value of $1,536,653 based on the fair value of the Langley shares on October 8, 2004. On December 31, 2004, the market value of the shares decreased to $590,980. As the Company classified the shares as an available-for-sale marketable security, the Company recorded an unrealized loss of $792,009, as an accumulated comprehensive loss which is a separate component of equity. The Company recorded commission expense of $153,664 in the fourth quarter based on the value of the commission shares.

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

Based on the price of the Company's common stock at December 31, 2005, the number of shares issuable to settle the redemption obligation at that date approximates 24,630,000 shares.


NOTE 14 - SERIES B PREFERRED SHARES

In December 2005 the Company acquired OptiMetrix Technologies, Inc. (OTI), a wholly owned subsidiary of UTEK Corporation (UTEK). OTI holds technology licensed from Los Alamos National Laboratory (LANL), operated by the University of California for the Nuclear Security Administration of the U.S. Department of Energy.

The consideration paid for this license was 100,000 Series B Convertible Preferred Stock ("Series B shares"). These shares can be converted after a period of one year from the date of acquisition in December 2005. The Series B preferred stock is non-voting, and no dividends will be paid to the Series B shareholders. They will be convertible into common shares of the Company valued at $1,500,000, based on the 10 day closing stock price average at the time of conversion. Additionally, UTEK received a warrant for 750,000 shares of the Company's common stock. The warrant exercise price is 50% of the conversion price of the Series B shares. Series B shares will be paid out of the assets of the Company before all other holders of other classes of series of capital stock of the Company. During the twelve months that Utek holds the Series B Preferred, interest will be charged at the annual rate of 5%, compounded quarterly, payable in cash or in kind, due at the date of conversion. If paid in kind, common shares will be issued at the time of conversion based on the 10-day closing average price of the Company's common stock.

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

Based on the price of the Company's common stock at December 31, 2005, the number of shares issuable to settle the redemption obligation at that date approximates 100,000,000 shares.


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

ACCUMULATED COMPREHENSIVE INCOME (LOSS)

The following chart depicts the changes in the accumulated comprehensive income for periods ending December 31, 2005 and 2004:

                                                             2005         2004
                                                          ----------   ---------
    Beginning balance                                       (792,009)        --
    Change in accumulated comprehensive income(loss)              --   (792,009)
    Amounts recognized with sale of Securities               792,009         --
                                                          ----------   ---------
    Total accumulated comprehensive income/(loss)                --    (792,009)
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

NOTE 18 - SECURITY LENDING AGREEMENT

In April 2004, the Company and Taika Investments entered into an agreement pursuant to which the corporation agreed to make available 3 million shares of the Company's common stock, for use by the Company as collateral in subsequent financing transactions. (See Note 15.)

NOTE 19 - INCOME TAXES

The provision for income taxes consist of the following for the years ended December 31:

                                                       2005            2004
                                                   ------------    ------------
           Current:
              Federal                              $         --    $         --
              State                                         800             800
                                                   ------------    ------------
                   Total provision                 $        800    $        800
                                                   ============    ============

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

                                                          2005          2004
                                                         ------        ------
Federal statutory rate                                     35%           35%
Increase in deferred income tax asset
   valuation allowance                                    (24%)         (35%)
Warrants and beneficial conversion
   feature and preferred stock accretion                  (17%)          (6%)
State income taxes, net of federal effect                   6%            6%
                                                       -----------------------
                                                            0%            0%
                                                       =======================

The components of the net deferred income tax assets are as follows as of December 31:

                                                       2005            2004
                                                   ------------    ------------
          Deferred income tax assets:
               Net operating loss carry forward    $ 12,572,537       8,924,252
               Other temporary timing adjustments       353,790         273,128
                                                   ------------    ------------
                                                     12,926,327       9,197,380

          Deferred tax liability:
               State taxes                                   --        (641,509)
               Other temporary timing adjustments        (2,565)             --
                                                   ------------    ------------
          Deferred income tax asset, net before
               Valuation allowance                   12,923,762       8,555,871
               Less: valuation allowance            (12,923,762)     (8,555,871)
                                                   ------------    ------------

          Deferred income tax asset, net           $         --    $         --
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

ACQUISITION OF OCULAR THERAPEUTICS, INC. (OthI)

In February of 2006 the Company acquired all of the stock of Ocular Therapeutics Inc. (OThI), a wholly owned subsidiary of UTEK Inc. OThI holds an exclusive license to a patented technology for a small protein therapeutic (LD22-4) developed for the treatment of the wet form of age related macular degeneration. In addition to license technology, the Company acquired cash held by OthI in the amount of $325,000 in connection with this acquisition. Consideration paid by the Company was 100,000 Series C convertible preferred shares of the Company. The shares are not convertible until the first anniversary of the agreement. The Series C convertible preferred shares shall convert into $2,800,000 worth of common shares of the Company based on the previous 10 day average closing stock price on the day of conversion. Additional consideration consisted of a warrant to purchase 1,400,000 shares of the Company at 50% of the conversion price. The Company is required to pay royalties and meet certain milestones as follows:

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

         Date:  July 17, 2006