Form 10QSB
period 2006-03-31
Advanced Refractive Technologies, Inc.
filed 2006-07-26
CIK 1082249

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        [X] Quarterly report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 31, 2006

                         Commission file number 0-25611


                     ADVANCED REFRACTIVE TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)


            Delaware                     0-256111               33-0838660
(State or other jurisdiction of        (Commission                (I.R.S.
 incorporation or organization)        File Number)          Employer I.D. No.)

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

As of July 24, 2006, the issuer had 244,469,073 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one) [ ] Yes; [X] No

                     Advanced Refractive Technologies, Inc.

                                      INDEX

                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          BALANCE SHEETS..................................................    3

          STATEMENTS OF OPERATIONS........................................    4

          STATEMENTS OF CASH FLOWS........................................    5

          NOTES TO FINANCIAL STATEMENTS...................................    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........   24

ITEM 3.  CONTROLS AND PROCEDURES..........................................   25


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.................................................   26

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.......   26

ITEM 3. DEFAULTS UPON SENIOR SECURITIES...................................   26

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............   26

ITEM 5. OTHER INFORMATION.................................................   26

ITEM 6. EXHIBITS..........................................................   26

                                       ADVANCED REFRACTIVE TECHNOLOGIES, INC.

                                                   BALANCE SHEETS


                                                                                      March 31,         December 31,
                                                                                        2006                2005
                                                                                    -------------      -------------
                                                                                     (unaudited)         (audited)
ASSETS

Current assets:
     Cash and cash equivalents                                                      $         513      $       1,085
     Prepaids and deposits                                                              3,055,685             27,413
     Assets of discontinued operations                                                         --             60,872
                                                                                    -------------      -------------
        Total current assets                                                            3,056,198             89,370

Property and equipment, net                                                                65,615             76,833

Goodwill                                                                                3,625,000          1,225,000
Deferred debt costs                                                                       407,362            426,857
License agreements, net                                                                   148,706             74,809
Patents, net                                                                               75,987             78,347
                                                                                    -------------      -------------
        Total assets                                                                $   7,378,868      $   1,971,216
                                                                                    =============      =============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                                               $     751,882      $     940,364
     Convertible debenture, net                                                         3,584,472          3,589,071
     Accrued penalties on debentures                                                    2,102,024          1,518,524
     Accrued interest                                                                   1,526,328          1,307,085
     Warrant derivative liability                                                         102,951            102,951
     Accrued settlement agreement                                                          54,863             54,863
     Accrued expenses                                                                   1,538,071            915,801
     Royalty payable                                                                       49,027             49,027
     Notes payable to related parties                                                     930,232            780,232
     Notes payable                                                                         10,000             10,000
     Customer deposits                                                                         --                427
     Income taxes payable                                                                     800                800
     Liabilities of discontinued operations                                                    --            563,436
                                                                                    -------------      -------------
            Total current liabilities                                                  10,650,650          9,832,581

 Series A convertible preferred stock, 450,000 shares issued and outstanding at
     March 31, 2006 and December 31, 2005, net of unamortized discount of
     $562,500 and $656,250, respectively (redemption value $4,500,000)                    974,154            880,404
 Series B convertible preferred stock, 100,000 shares issued and outstanding at
     March 31, 2006 and December 31, 2005                                               1,500,000          1,500,000
 Series C convertible preferred stock, 100,000 shares issued and outstanding at
     March 31, 2006                                                                     2,800,000                 --
                                                                                    -------------      -------------
            Total liabilities                                                          15,924,804         12,212,985

Shareholders' deficit:

     Common stock, 750,000,000 shares authorized, $.001 par value, 237,466,073 shares issued and outstanding at March 31, 2006, and 56,379,756 shares
         issued and outstanding at December 31, 2005                                      237,466             56,380
     Additional paid in capital                                                        34,165,981         30,950,353
     Accumulated deficit                                                              (42,949,383)       (41,248,502)
                                                                                    -------------      -------------
            Shareholders' deficit                                                      (8,545,936)       (10,241,769)

Total liabilities and shareholders' deficit                                         $   7,378,868      $   1,971,216
                                                                                    =============      =============


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                         3





                                     ADVANCED REFRACTIVE TECHNOLOGIES, INC.

                                            STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)


                                                                        Three months ended     Three months ended
                                                                          March 31, 2006         March 31, 2005
                                                                          --------------         --------------
Operating expenses:
   General and administrative                                              $    687,742           $    518,286
     Research and development                                                        60                 19,210
     Depreciation and amortization                                               14,683                  8,724
                                                                           ------------           ------------
            Total operating expenses                                            702,485                546,220

Loss from operations                                                           (702,485)              (546,220)

Other income (expense):
     Interest and penalties expense                                            (810,807)              (160,901)
     Interest expense - beneficial conversion                                        --             (3,311,088)
     Amortization of debt discount and debt issuance fees                       (93,039)              (549,873)
     Gain on sale of securities                                                      --                 73,659
     Interest cost of preferred stock accretion                                 (93,750)               (93,750)
     Other income, net                                                               --                  5,667
                                                                           ------------           ------------
            Total other expense or income                                      (997,596)            (4,036,286)

Loss from continuing operations before provision for taxes                   (1,700,081)            (4,582,506)
Provision for income taxes                                                          800                    800

Loss from continuing operations                                              (1,700,881)            (4,583,306)

Discontinued operations:
     Loss from discontinued operations                                               --               (748,335)
                                                                           ------------           ------------
Net loss                                                                     (1,700,881)            (5,331,641)
                                                                           ============           ============

Net loss per common share - basic and diluted:

Continuing operations                                                             (0.02)                 (0.16)
Discontinued operations                                                              --                  (0.02)

Total loss per common share                                                       (0.02)                 (0.18)

Basic and diluted weighted average number of common shares outstanding     $ 81,587,731           $ 29,287,450


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                        4





                                      ADVANCED REFRACTIVE TECHNOLOGIES, INC.

                                             STATEMENTS OF CASH FLOWS


                                                                        Three months ended      Three months ended
                                                                          March 31, 2006          March 31, 2005
                                                                          --------------          --------------
Cash flows from operating activities:
     Net loss                                                             $  (1,700,881)          $  (5,331,641)
     Less: Net loss from discontinued operations                                     --                 748,335
                                                                          -------------           -------------
     Net loss from continuing operations                                     (1,700,881)             (4,583,306)

Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
Operating activities of discontinued operations
                                                                               (502,564)             (1,106,800)
Depreciation and amortization                                                    14,681                 106,157
Debt discount amortization                                                       73,544                 549,873
Accretion of beneficial conversion on preferred shares                           93,750                  93,750
Adjustment for beneficial conversion for debt                                        --               3,311,088
Common stock issued for services                                                 15,000                 138,369
Common stock issued for origination fees                                             --                      --
Gain on marketable securities                                                        --                 (70,040)
Loss on warrant derivative liability                                                 --                      --
Changes in assets and liabilities:
    Prepaid expenses                                                            275,298                 177,691
    Deferred debt costs                                                          19,495                      --
    Inventory                                                                        --              (1,654,591)
    Accounts payable                                                           (188,482)                735,860
     Accrued penalties on debentures                                            583,500                      --
    Customer deposits                                                              (427)                (32,095)
    Accrued interest                                                            219,243                 (51,965)
    Royalties payable                                                                --                  15,000
    Accrued settlement agreement                                                     --                 (11,539)
    Other accrued expense                                                       622,270                (228,919)
                                                                          -------------           -------------
Net cash flow used by operating activities                                     (475,572)             (2,611,467)

Cash flows from investing activities:
     Cash received in acquisition                                               325,000                      --
     Purchase of property and equipment                                              --                      --
                                                                          -------------           -------------
Net cash provided by investing activities                                       325,000                      --

Cash flows from financing activities:
    Advance from related party                                                  150,000                      --
    Repayment of advances from related parties                                       --                 (52,047)
    Repayment of secured and convertible debentures
                                                                                     --              (2,550,000)
    Proceeds from convertible debt                                                   --               4,540,500
    Proceeds from sale of marketable securities                                      --                 661,020
                                                                          -------------           -------------
Net cash provided by financing activities                                       150,000               2,599,473

Net increase (decrease) in cash                                                    (572)                (11,994)

Cash, beginning of period                                                         1,085                  22,946

Cash end of period                                                                  513                  10,952
                                                                          =============           =============

Supplemental disclosure of cash flow information:
    Interest paid                                                                 7,965                 211,438
    Taxes paid                                                                       --                      --
    Debenture costs and fees                                                         --                 179,500
Non-cash investing and financing transactions:
    Common stock issued in connection with convertible debenture                139,000                 507,613
    Warrants issued in connection with convertible debentures
                                                                                     --               2,046,330


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                        5

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS
-----------------------------

HISTORY OF THE COMPANY

Advanced Refractive Technologies, Inc. ("ART" or "the Company") is a medical device company focused on the marketing and development of ophthalmic surgery products for use in the laser eye surgery and cataract surgery markets. Through June 30, 2004, the Company was in the development stage, as its efforts had been principally devoted to organizational activities, raising capital and research and development. However, based on operating revenues generated by the Company in the third quarter of 2004, the Company is no longer considered to be in the development stage.

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

In November 2005, the Company acquired all the outstanding stock of OptiMetrix Technologies, Inc. ("OMTI"). OMTI holds an exclusive license to a patented technology that takes the application of fiber-optic, OMA based instrumentation as an in vivo diagnostic tool for the human ocular lens.

In February of 2006 the Company acquired all of the stock of Ocular Therapeutics Inc. ("OTI"). OTI holds a license to certain technology owned by Motility Inc., relating to a patented technology for a small protein therapeutic (LD22-4) for the treatment of the wet form of age related macular degeneration. Because LD22-4 directly targets a fundamental requirement for the proliferation of blood vessels, i.e. cell migration, the Company believes that its mode of action is distinct from other drugs on the market or in development by other biotechnology or pharmaceutical companies. The consideration for the acquisition was 100,000 shares of Series C Preferred Stock of the Company. The shares are not convertible until after the first anniversary of the agreement. The Series C Preferred Stock converts into $2,800,000 worth of shares of Common Stock of the Company. Additional consideration for the acquisition was the issuance of a warrant to purchase 1,400,000 shares of Common Stock of the Company at 50% of the conversion price.

The acquisitions were recorded under the purchase method of accounting, and the purchase prices were allocated based on the fair value of the assets acquired and the liabilities assumed. In accordance with generally accepted accounting principles, costs allocated to the licenses were capitalized and will be amortized over their estimated useful life. The goodwill recorded as a result of the acquisitions is not amortized, but is included in the Company's review of goodwill for impairment.


BASIS OF PRESENTATION

The accompanying financial statements are unaudited and do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary to present fairly the Company's financial position and results of operations, have been included. These interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. Results for interim periods are not necessarily indicative of trends or of results for a full year.


GOING CONCERN

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

During the three months ended March 31, 2006, the Company incurred net losses of approximately $1,701,000, and the Company's current liabilities exceeded its current assets by approximately $7.6 million. The Company's future capital requirements will depend on many factors, including but not limited to the Company's ability to successfully market and generate operating revenue through product sales, its ability to finalize development and successfully market its waterjet technology, its on-going operational expenses and overall product development costs, including the cost of clinical trials, and competing technological and market developments.

To address the going concern issue, the Company plans to raise operating capital through private placements of debt and equity securities. However, the Company does not currently have sufficient cash or working capital available to continue to fund operations, to meet its contractual obligations, to market the recently licensed products or to complete its on-going product development efforts. As such, its ability to secure additional financing on a timely basis is critical to its ability to stay in business and to pursue planned operational activities.

While the Company believes that additional financing arrangements will be completed, there can be no assurance that new financing will be completed or that the proceeds from new financing will be sufficient for the Company to meet its contractual obligations and on-going operating expenses.

The accompanying consolidated financial statements do not include any adjustments that might result from the resolution of these matters.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

Revenue from sales are recognized when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and acceptance, a firm price and probable collection. Revenues for 2005 and 2004 were entirely from operations now discontinued, as described above. The Company will adhere to this process of revenue recognition in the future as new products become available for sale.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to expense as incurred. Certain corporate overhead expenses, such as professional fees, salaries, rent and travel are allocated to research and development based on estimates made by management.

ACCOUNTS RECEIVABLE

The Company regularly reviews accounts receivable and records an allowance for doubtful accounts based on a specific identification basis of those accounts that they consider to be uncollectible. As of March 31, 2006, the allowance for doubtful accounts was $133,660.

INVENTORY

Inventory is valued at lower of cost or market. Reserves for obsolescence or slow moving inventory are recorded when such conditions were identified. The Company held no inventory at March 31, 2006, and inventory that was held at March 31, 2005 has been reclassified as Assets of Discontinued Operations.

ADVERTISING

Advertising costs incurred and charged to expense during the first quarter of 2005 were reclassified as Expense of Discontinued Operations for the period. No advertising expenses were incurred during the three months ended March 31, 2006.

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

CLASSIFICATION OF FINANCIAL INSTRUMENTS

In accordance to FASB Statement of Financial Accounting Standards ("SFAS") 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", financial instruments with mandatory redemption rights are to be recorded as liabilities unless the redemption is to occur upon the liquidation or termination of the issuer. SFAS 150 also specifies that a financial instrument that embodies a conditional obligation is based solely or predominantly on variations inversely related to changes in the fair value of the issuer's equity shares. Based on these characteristics, the Company has recorded the Series A Preferred Stock as a long term liability on the balance sheet. See Note 11, Preferred Series A Shares.

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

COMPREHENSIVE INCOME

The Company adopted the provisions of SFAS 130, "Reporting of Comprehensive Income," which established the standards for the display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in equity during a period except those resulting from the issuance of shares of stock and distributions to shareholders.

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

Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's pro forma net loss and loss per share for the three months ended March 31, 2006 and 2005 would have been as follows:

                                     March 31, 2006    March 31, 2005
                                     --------------    --------------
 Net Loss:
     As reported                     $  (1,700,881)    $   (5,331,641)
     SFAS No. 123 effect                   (27,898)           (65,985)
                                     --------------    ---------------
Pro forma net loss                   $  (1,728,779)    $   (5,397,626)
                                     ==============    ===============

 Loss per share:
     As reported                     $       (0.02)    $        (0.18)
                                     ==============    ===============
     Pro forma                       $       (0.02)    $        (0.18)
                                     ==============    ===============

Basic and diluted weighted
  average shares outstanding            81,568,899          29,287,450
                                     ==============    ===============

The Company issued no additional options to employees or directors during the three months ended March 31, 2006.

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

GOODWILL

Statement of Financial Accounting Standards 142 "Goodwill and Other Intangible Assets" ("SFAS 142") requires that goodwill be tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or disposition of a business operation. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business and the useful life over which cash flows will occur. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

Based on management's annual assessment, last completed as of December 31, 2005, no impairment of goodwill/intangible assets was considered necessary.

OTHER INTANGIBLE ASSETS

Management performs impairment testing annually and more frequently if factors and circumstances indicate an impairment may have occurred. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Management has performed its impairment testing and believes that no impairments existed as of December 31, 2005.

Included in other assets are license agreements and patents. License agreements are amortized over the life of the agreement and patents are amortized over 20 years.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Based on Management's annual assessment, most recently made as of December 31, 2005, no impairment of goodwill/intangible assets was considered necessary.

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

RECLASSIFICATIONS

Certain reclassifications have been made to the financial statement of the prior year in order to conform to the current quarter presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". The statement amends Accounting Research Bulletin ("ARB") No. 43, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. ARB No 43 previously stated that these costs must be "so abnormal as to require treatment as current-period charges." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of `so abnormal'. The statement is effective for inventory costs incurred during the fiscal years beginning after June 15, 2005, with earlier application permitted for fiscal years beginning after the issue date of the statement. The adoption of SFAS No. 151 is not expected to have any significant impact on the Company's current financial condition or results of operations.

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


NOTE 3 - BUSINESS COMBINATION

The Company acquired licenses for new technology in November 2005 and February 2006 in return for the issuance of 100,000 shares of Series B Preferred Stock and 100,000 shares of Series C Preferred Stock, respectively. These shares cannot be converted for a period of one year from the date of acquisition. The Company valued the assets and related goodwill acquired through these acquisitions in accordance with "Business Combinations" ("FAS 141"). As of March 31, 2006, no revenues have been generated by these acquisitions.

NOTE 4 - DISCONTINUED OPERATIONS

     In April 2004, ART entered into an exclusive license agreement with Gebauer Medizintechnik GmbH("Gebauer"), pursuant to which it acquired worldwide marketing, sales and distribution rights for Gebauer's LASIK and Epi-LASIK products. In May 2004, ART began marketing these products in Europe and certain other foreign countries, where the products have received regulatory clearance for sale, and began generating revenue from product sales during the second quarter of 2004

     After disputes arose with Gebauer, in October of 2005 ART entered into an agreement with Gebauer terminating the license agreement, and the Company sold its remaining inventory of products to CooperVision International Holding Company, LP. As a result, the Company has no products for sale and has no source of revenues. Summary operating results of discontinued operations for the three months ended March 31, 2006 and 2005, respectively, were as follows:

                                                   Three months ended March 31,
                                                     2006                2005
                                                  ---------           ---------

Sales, net                                        $      --           $ 324,164
Cost of goods sold                                       --            (198,232)
General and administrative
                                                         --            (874,267)
                                                  ---------           ---------
Operating gain (loss)                             $      --           $(748,335)
                                                  =========           =========

Assets of the discontinued operations were comprised of the following at March 31, 2006 and December 31, 2005:

                                                     2006               2005
                                                  ---------           ---------
Accounts receivable, net of allowance             $      --           $  60,872
                                                  =========           =========

Liabilities of the discontinued operations were comprised of the following at March 31, 2006 and December 31, 2005:

                                                     2006               2005
                                                  ---------           ---------

Accounts payable                                  $      --           $ 376,795
Accrued liabilities                                      --             344,282
                                                  ---------           ---------
                                                  $      --           $ 721,077
                                                  =========           =========


NOTE 5 - INVENTORY

During 2005 the Company sold its remaining inventory related to the discontinued Gebauer product business totaling $375,732, and no inventory was held at March 31, 2006 or December 31, 2005.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at March 31, 2006 and December 31, 2005:

                                           March 31, 2006    December 31, 2005
                                           --------------    -----------------

      Computer and test equipment          $      98,196       $      98,196
      Furniture and fixtures                      33,505              33,505
      Trade show equipment                        47,002              47,002
      Leasehold improvements                      30,229              30,229
                                           -------------       -------------
                                                 208,932             208,932

      Less: Accumulated depreciation            (143,317)           (132,099)
                                           -------------       -------------
                                           $      65,615       $      76,833
                                           =============       =============

Depreciation expense for the three months ended March 31, 2006 and 2005 was $11,218 and $8,724, respectively.


NOTE 7 - DISTRIBUTION AND PATENT AGREEMENTS

In May 2004, the Company entered into a license agreement with Gebauer Medizintechnik GmbH, pursuant to which the Company acquired exclusive worldwide distribution, sales and marketing rights for certain ophthalmic surgical products used in LASIK refractive surgery procedures.

The Company capitalized a total of $1,901,400 in connection with this agreement based on non-refundable cash license fee paid, plus the fair market value of 750,000 shares of common stock issued to Gebauer, as consideration under the agreement. In October 2005, the Company terminated the distribution agreement and expensed the remaining capitalized balance of $1,654,218 during 2005 as part of discontinued operations.

In November 2005 the Company acquired all of the outstanding stock of OptiMetrix Technologies, Inc., a company formed for the sole purpose of obtaining the exclusive license to a patented technology for the detection of cataract formations. The consideration for the purchase was 100,000 shares of Series B Preferred Stock, convertible after one year into Common Stock of the Company worth $1,500,000, valued at the market price at the time of conversion. The Company made an evaluation of this purchase in accordance with the guidelines of SFAS 141, and recorded the new license agreement at $75,000. The Company also received cash of $200,000 and recorded goodwill of $1,225,000. The goodwill was deemed not to be impaired at December 31, 2005.

In February of 2006, the Company acquired all of the outstanding stock of Ocular Therapeutics Inc. ("OTI"). OTI holds a license to certain patented technology owned by Motility Inc., relating to a small protein therapeutic (LD22-4) for the treatment of the wet form of age related macular degeneration. Because LD22-4 directly targets a fundamental requirement for the proliferation of blood vessels, i.e. cell migration, the Company believes that its mode of action is distinct from other drugs on the market or in development by other biotechnology or pharmaceutical companies. The consideration for the acquisition was 100,000 shares of Series C Preferred Stock of the Company. The shares are not convertible until after the first anniversary of the agreement. The Series C Preferred Stock is convertible into $2,800,000 worth of shares of Common Stock of the Company. Additional consideration for the acquisition was the issuance of a warrant to purchase 1,400,000 shares of Common Stock of the Company at 50% of the conversion price.

Distribution, patent and license agreements consisted of the following at March 31, 2006 and December 31, 2005:

                                           March 31, 2006     December 31, 2005
                                           --------------     -----------------
        Patent agreements                    $   100,000        $   100,000
        License Agreement                        150,000             75,000

        Less: accumulated amortization           (25,307)           (21,844)
                                             -----------        -----------

                                             $   224,693        $   153,156
                                             ===========        ===========

The unamortized distribution agreement with Gebauer was charged to expense during 2005.


NOTE 8 - ACCRUED EXPENSES

Accrued expenses consist of the following at March 31, 2006 and December 31, 2005:

                                       March 31, 2006     December 31, 2005
                                       --------------     -----------------
        Payroll and related taxes       $    197,506        $     142,763
        Litigation settlement fees           129,669              129,669
        Other accruals                     1,210,896              643,369
                                        -------------       --------------
                                        $  1,538,071        $     915,801
                                        =============       ==============

Portions of the accrued expenses have been reclassified as current liabilities related to discontinued operations for 2006 and 2005.


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

                Convertible Price and Warrant Terms Modifications

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

During 2005 debentures with a principal balance of $1,108,000 were tendered for conversion to common stock of the Company under the conversion terms of the agreement.

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

At the time of the amendment and recording the extinguishment of the original Notes, the Company recorded a corresponding entry to record a new note at its principal balance as of June 14, 2005 of $7,695,000, and further recorded entries to record discounts related to the fair value of the warrants and beneficial conversion features totaling $3,669,956. The recorded debt discount will be amortized as non-cash interest expense over the remaining term of the debt. At March 31, 2006, the remaining debt discount balance was $2,863,528 and the outstanding principal balance on the Notes was $6,448,000.

As of March 31, 2006 and December 31, 2005, convertible debenture debt balances consists of the following:

        Current:
                                               March 31,     December 31,
                                                  2006           2005
                                              -----------    -----------
         Convertible debenture                $ 6,448,000    $ 6,587,000
         Convertible debenture discount        (2,863,528)    (2,997,929)
                                              -----------    -----------
         Convertible debenture - net          $ 3,584,472    $ 3,589,071
                                              ===========    ===========

At March 31, 2006, the Company is in default of its convertible note agreements for failure of timely payment of accrued interest balances. Accordingly, its convertible notes with maturity dates greater than one year from the balance sheet date are classified as current liabilities as of March 31, 2006.

NOTE 10 - DERIVATIVE LIABILITIES

Evaluation of criteria under EITF Issue No. 00-19, "Accounting for Derivative Financial Instrument Indexed to, and Potentially Settled in, a Company's Own Stock" at December 13, 2005, resulted in the determination that the Company's outstanding warrants should be reclassified as a derivative liability as of June 30, 2005. In accordance with EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked to market each reporting period, with a corresponding non-cash gain or loss reflected in the current period.

At December 13, 2005, the fair market value of the derivative liabilities was determined to be $94,829 using a Black-Scholes model valuation with the following assumptions, expected dividend yield of zero, expected stock price volatility of 120.64%, risk free interest rate of 4.35% and a remaining contractual life between one and five years. The aggregate fair value of the warrant derivative liability at December 31, 2005 was determined to be $102,951. Based on this change in fair value, the Company has recorded a non-cash loss during the year ended December 31, 2005 of $8,122 and a corresponding increase in the warrant derivative liability.


NOTE 11 - NOTES PAYABLE - RELATED PARTIES

SURGIJET, INC. AND RELATED PARTIES

The balances of notes payable to related parties at March 31, 2006 and December 31, 2005 are as follows:

                            March 31, 2006               December 31, 2005
                        Principal      Interest       Principal       Interest
                       --------------------------------------------------------
    SurgiJet           $ 495,242       $ 39,277      $ 495,242        $ 27,439
    Lance Doherty         19,000          9,591         19,000           8,894
                       --------------------------------------------------------

      Total            $ 514,242       $ 48,868      $ 514,242        $ 36,333
                       ========================================================


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

NOTE 12 - COMMITMENTS

LICENSE AGREEMENTS

Under the terms of the patent license agreement entered into during 2003, the Company is obligated to pay a royalty of 6% of net sales of products utilizing the licensed patent technology. The license agreement also provides for a minimum royalty of $24,000 per year that may be used as a credit toward payment of future royalties due on product sales.

The Company has acquired from UTEK Corporation all the stock of OptiMetrix Technologies, Inc., which holds an exclusive license to a patented technology that takes the application of fiber-optic, OMA based instrumentation as an in vivo diagnostic tool for the human ocular lens. The Company is required to pay to UTEK royalties of three percent (3%) for equipment, five percent (5%) for disposables and services of net sales, excluding customary discounts and sales to the U.S. Government. In addition the Company is required to pay an annual license payable in advance on March 31 of each calendar year as follows:

YEAR                                   ANNUAL LICENSE FEE
----                                   ------------------
2006                                             --
2007                                       $ 10,000
2008                                         20,000
2009                                         20,000
2010                                         40,000
2011                                         70,000
2012 and thereafter                         100,000

Annual fees for any year will be credited against any royalties owed during that year.

OptiMetrix Technologies has the right to sub-license within the scope of its grant.

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

If the Company fails to meet any of these milestones, the license may be terminated or converted to a non-exclusive license.

The Company has entered into a consulting agreement with the inventor of the technology, Dr. Irving Bigio, in order to help implement the technology. The payment to Dr. Bigio was 2,000 shares of Series B Preferred Stock, in exchange for his 2% ownership in OTI.

In February of 2006, the Company acquired all of the outstanding stock of Ocular Therapeutics Inc. ("OTI"). OTI holds a license to certain patented technology owned by Motility Inc., relating to a small protein therapeutic (LD22-4) for the treatment of the wet form of age related macular degeneration. Because LD22-4 directly targets a fundamental requirement for the proliferation of blood vessels, i.e. cell migration, the Company believes that its mode of action is distinct from other drugs that are on the market or that are in development by other biotechnology or pharmaceutical companies. The consideration for the acquisition was 100,000 shares of Series C Preferred Stock of the Company. The shares are not convertible until after the first anniversary of the agreement. The Series C Preferred Stock converts into $2,800,000 worth of shares of Common Stock of the Company. Additional consideration for the acquisition was the issuance of a warrant to purchase 1,400,000 shares of Common Stock of the Company at 50% of the conversion price.

  The Company is required to pay royalties and meet certain milestones as follows:

         o        Earned royalties of 7.5% on Net Sales
         o Annual Minimum Royalty as follows which are fully creditable against royalties paid during the previous 12 month period:

                    Year                           Annual Minimum Royalties
                    ----                           ------------------------
                      1                                         --
                      2                                         --
                      3                                    $10,000
                      4                                    $20,000
                      5                                    $30,000
                   6 and thereafter                        $40,000


NOTE 13 - SERIES B PREFERRED STOCK

In December 2005 the Company acquired OptiMetrix Technologies, Inc., a wholly owned subsidiary of UTEK Corporation . It holds technology licensed from Los Alamos National Laboratory , operated by the University of California for the Nuclear Security Administration of the U.S. Department of Energy.

The consideration paid for this license was 100,000 shares of Series B Preferred Stock. These shares can be converted after a period of one year from the date of acquisition in December 2005. They will be convertible into shares of Common Stock of the Company valued at $1,500,000, based on the 10 day closing stock price average at the time of conversion. Additionally, the seller received a warrant for 750,000 shares of common stock priced at 50% of the conversion price.

The Company received $200,000 cash as part of the acquisition, and in accordance with FAS 141, recorded the acquired licenses at $75,000 and goodwill in the amount of $1,225,000.

NOTE 14 - SERIES C PREFERRED STOCK

In February of 2006 the Company acquired all of the stock of Ocular Therapeutics Inc. ("OTI"), a wholly owned subsidiary of UTEK Inc. OTI holds the exclusive license to a patented technology for a small protein therapeutic (LD22-4) for the treatment of the wet form of age related macular degeneration. The consideration for the acquisition was 100,000 shares of Series C Preferred Stock of the Company. The shares are not convertible until after the first anniversary of the agreement. The Series C Preferred Stock converts into $2,800,000 worth of shares of Common Stock of the Company. Additional consideration for the acquisition was the issuance of a warrant to purchase 1,400,000 shares of Common Stock of the Company at 50% of the conversion price.

The Company received $325,000 cash as part of the acquisition, and in accordance with FAS 141, recorded the acquired licenses at $75,000 and goodwill in the amount of $2,400,000.

NOTE 15 - SHAREHOLDERS' EQUITY (DEFICIT)

COMMON STOCK ACTIVITY

ISSUANCE OF COMMON STOCK ON CONVERSION OF DEBENTURES

During the period January 25, 2006 through March 8, 2006 the Company issued 1,463,157 shares of stock pursuant to the terms of convertible debentures.

ISSUANCE OF COMMON STOCK FOR SERVICES

During the period January 19, 2006 through March 24, 2006 the Company issued 179,623,160 shares of common stock for services rendered to the Company.

WARRANT ACTIVITY

In February of 2006 the Company acquired all the shares of Ocular Therapeutics Inc., a wholly owned subsidiary of UTEK Corporation. . The consideration for the acquisition was 100,000 shares of Series C Preferred Stock of the Company. Additional consideration for the acquisition was the issuance of a warrant to purchase 1,400,000 shares of Common Stock of the Company at 50% of the conversion price.


Tables summarizing the number of the Company's outstanding common stock warrants and additional warrant information are included in the Company's 10-KSB filed for the year ended December 31, 2005.

BORROWED SHARES

In connection with collateral requirements of convertible debenture agreements with HIT Credit Union, Platinum Long Term Growth Fund and Rock II, LLC, the Company borrowed a total of 3,000,000 shares of its outstanding common stock from Taika Investments, Inc. ("Taika") pursuant to a Securities Lending Agreement between the Company and Taika. In accordance with the terms of this agreement, the Company is obligated to pay interest on the value of shares borrowed (assuming a value of $1.00 per share) based on the LIBOR rate plus 50 basis points, and was obligated to return any borrowed shares by November 30, 2004. In January 2005, the Company received a one-year extension, to November 30, 2005 and in November, 2005 the Company received another one-year extension to November 30, 2006, of the date by which any borrowed shares must be returned. In the event of default, the Company has agreed to file a Registration Statement and to return any shares, within 72 hours, which had not previously been returned by the due date. As of December 31, 2004 the Company had borrowed a total of 1,550,000 shares pursuant to this agreement, and the Company had accrued interest expense totaling $41,935. As of December 31, 2005, the accrued interest balance was $106,328. As of March 31, 2006 all shares that were borrowed are outstanding.

In January 2005, HIT Credit Union returned 750,000 of the borrowed shares.

NOTE 16 - SETTLEMENT AGREEMENTS AND LOAN PAYABLE

In November 2002, the Company entered into settlement agreements with an officer and an employee related to accrued but unpaid fees for consulting services rendered by them prior to the consummation of the Merger in the aggregate of $700,000. Under the agreements a total of $450,000 was converted into 211,267 shares of the Company's common stock, during 2003, based upon the closing price on the effective date the Merger Agreement. The balance owed of $250,000 was converted into two notes payable that bear interest at an annual rate of 3.5% and provide for the principal to be paid over equal installments for the duration of the loans. At March 31, 2006 and December 31, 2005, the aggregate balance on these notes was $54,862 and $54,862 and the respective accrued interest payable balances were $13,051 and $12,462, respectively.


NOTE 17 - RELATED PARTY TRANSACTIONS

In connection with the Merger Agreement in 2003, the Company assumed a promissory note during 2003 originally entered into between Ponte Nossa Acquisition Corporation and Financial Entrepreneurs Incorporated, a significant shareholder of the Company, during 2002. The note bears interest at an annual rate of 7.5%, and matures on April 3, 2009. Upon consummation of the merger in February 2003, the outstanding principal and accrued interest payable balances were $206,649 and $11,462, respectively. As of March 31, 2006, the outstanding principal and accrued interest payable on this note were $265,990 and $82, 676, respectively.

During 2003, the Company began making monthly consulting payments to a corporation controlled by Norman Schwartz, a director of the Company.
On March 1, 2005, the company signed a two-year contract with Norman Schwartz's company increasing the monthly fee to $7,500 per month. Total consulting fees and related expenses paid during the three-month period ended Match 31, 2006 were $22,500 and $0, respectively, of which $45,000 was included in Accounts Payable at March 31, 2006.

In January 2004, the Company entered into a revised consulting agreement
With Richard Keates providing a monthly retainer of $15,000 plus reimbursement of Business expenses incurred. Through March 31, 2006 consulting fees and related expenses totaling $45,000 and $65, respectively, were recorded pursuant to this agreement, of which $7,491 is included in accounts payable at March 31, 2006.


NOTE 18 - SECURITY LENDING AGREEMENT

In April 2004, the Company and Taika Investments entered into an agreement pursuant to which the corporation agreed to make available 3 million shares of the Company's common stock, for use by the Company as collateral in subsequent financing transactions. In accordance with the terms of this agreement, the Company is obligated to pay interest on the value of shares borrowed (assuming a value of $1.00 per share) based on the LIBOR rate plus 50 basis points, and must return the borrowed shares by November 30, 2006. In the event of default, the Company has agreed to file a Registration Statement and to return any shares, within 72 hours, which had not previously been returned by the due date. As of December 31, 2004 the Company had borrowed a total of 1,550,000 shares pursuant to this agreement, and the Company had accrued interest expense totaling $41,935. As of December 31, 2005, the accrued interest balance was $106,328. As of March 31. 2006 all shares that were borrowed are outstanding.

NOTE 19 - SUBSEQUENT EVENTS

LICENSE AGREEMENT

In April of 2006, the Company acquired the exclusive license for a drug for the treatment of glaucoma. The consideration paid was 100,000 shares of Series D Preferred Stock of the Company. The stock is not convertible for one year.

DELISTING BY OTC BULLETIN BOARD

On June 6, 2006, due to its failure to make filings under the Securities Exchange Act of 1934 on a timely basis, NASDAQ determined that the Company's securities were not eligible for continued quotation on the OTCBB. Consequently, since June 6, 2006 the Company's securities have only been traded on the "pink sheets." Upon the filing of this document the Company intends to seek re-listing of its Common Stock on the OTC Bulletin Board.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

         This Report on Form 10-QSB, press releases and certain information provided in our periodically in writing or orally by our officers or our agents contain forward-looking statements that involve risks and uncertainties within the meaning of Sections 27A of the Securities Act, as amended; Section 21E of the Securities Exchange Act of 1934; and the Private Securities Litigation Reform Act of 1995. The words, such as "may," "would," "could," "anticipate," "estimate," "plans," "potential," "projects," "continuing," "ongoing," "expects," "believe," "intend" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this Form 10-KSB and include all statements that are not statements of historical fact regarding intent, belief or current expectations of the Company, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) our continued development of our technology; (iv) market and other trends affecting our future financial condition; (v) our growth and operating strategy.

         Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others the following: (i) we have incurred significant losses since our inception; (ii) any material inability to successfully develop our products; (iii) any adverse effect or limitations caused by government regulations; (iv) any adverse effect on our ability to obtain acceptable financing; (v) competitive factors; and (vi) other risks including those identified in our other filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise the forward looking statements made in this Form 10-KSB to reflect events or circumstances after the date of this Form 10-KSB or to reflect the occurrence of unanticipated events.

OVERVIEW

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

         In December 2005 the company acquired OptiMetrix Technologies, Inc. ("OMTI"). OMTI owns rights to technology licensed from Los Alamos National Laboratory, operated by the University of California for the Nuclear Security Administration of the US Department of Energy. The technology is designed to determine optical aging, optical metrics and the presence of cataracts and other optical diseases. The company plans to conduct the necessary research and development of these technologies to bring the product to market during the first quarter of 2008.

         In February of 2006 the Company acquired all of the stock of Ocular Therapeutics Inc. ("OTI"), a wholly owned subsidiary of UTEK Inc. OTI holds the exclusive license to a patented technology for a small protein therapeutic (LD22-4) for the treatment of the wet form of age related macular degeneration. Because LD22-4 directly targets a fundamental requirement for the proliferation of blood vessels, i.e. cell migration, we believe that its mode of action is distinct from other drugs that are on the market or that are in development by other biotechnology or pharmaceutical companies.

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

ITEM 3.CONTROLS AND PROCEDURES

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         In February of 2006 the Company issued 100,000 shares of Series C Preferred Stock and a warrant to purchase 1,400,000 shares of Common Stock of the Company. The shares and warrant were issued to UTEK Corporation as the consideration for the purchase of all the shares of Ocular Therapeutics Inc.

         The Company believes that the issuance of the shares of Series C Preferred Stock and the warrant were exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof.

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

         Date: July 26, 2006