Form 10QSB
period 2006-06-30
Advanced Refractive Technologies, Inc.
filed 2006-08-14
CIK 1082249

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               [X] Annual report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2006

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

As of August 8, 2006, the issuer had 244,469,073 shares of common stock outstanding.

                     Advanced Refractive Technologies, Inc.

                                      INDEX

                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


          BALANCE SHEETS..................................................    3

          STATEMENTS OF OPERATIONS........................................    4

          STATEMENTS OF CASH FLOWS........................................    5

          NOTES TO FINANCIAL STATEMENTS...................................    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION......   26

ITEM 3.  LEGAL PROCEEDINGS................................................   27

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............   27

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........   27

PART II. OTHER INFORMATION

                                      ADVANCED REFRACTIVE TECHNOLOGIES, INC.

                                                  BALANCE SHEETS


                                                                                     June 30,        December 31,
                                                                                       2006              2005
                                                                                   ------------      ------------
                                                                                    (unaudited)        (audited)

ASSETS

Current assets:
     Cash and cash equivalents                                                     $        286      $      1,085
     Prepaids and deposits                                                            2,966,425            27,413
     Assets of discontinued operations                                                       --            60,872
                                                                                   ------------      ------------
        Total current assets                                                          2,966,711            89,370

Property and equipment, net                                                              56,045            76,833

Goodwill                                                                              6,000,000         1,225,000
Deferred debt costs                                                                     395,650           426,857
License agreements, net                                                                 220,397            74,809
Patents, net                                                                             73,622            78,347
                                                                                   ------------      ------------
        Total assets                                                               $  9,712,425      $  1,971,216
                                                                                   ============      ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                                              $    811,511      $    940,364
     Convertible debenture, net                                                       3,665,196         3,589,071
     Accrued penalties on debentures                                                  2,682,344         1,518,524
     Accrued interest                                                                 2,072,982         1,307,085
     Warrant derivative liability                                                       102,951           102,951
     Accrued settlement agreement                                                        54,863            54,863
     Accrued expenses                                                                 1,587,152           915,801
     Royalty payable                                                                     49,027            49,027
     Notes payable to related parties                                                 1,033,982           780,232
     Notes payable                                                                       10,000            10,000
     Customer deposits                                                                       --               427
     Income taxes payable                                                                   800               800
     Liabilities of discontinued operations                                                  --           563,436
                                                                                   ------------      ------------
            Total current liabilities                                                12,070,808         9,832,581

 Series A convertible preferred stock, 450,000 shares issued and outstanding at June 30, 2006 and December 31, 2005, net of unamortized discount of
     $468,750 and $656,250, respectively (redemption value $4,500,000)                1,067,904           880,404
 Series B convertible preferred stock, 100,000 shares issued and outstanding
     at June 30, 2006 and December 31, 2005                                           1,500,000         1,500,000
 Series C convertible preferred stock, 100,000 shares issued and outstanding
     at June 30, 2006                                                                 2,800,000                --
 Series D convertible preferred stock, 100,000 shares issued and outstanding
     at June 30, 2006                                                                 2,800,000                --
                                                                                   ------------      ------------
            Total liabilities                                                        20,238,712        12,212,985

Shareholders' deficit:

     Common stock, 750,000,000 shares authorized, $.001 par value, 244,469,073 shares issued and outstanding at June 30, 2006, and 56,379,756 shares
         issued and outstanding at December 31, 2005                                    244,469            56,380

     Additional paid in capital                                                      34,368,978        30,950,353
     Accumulated deficit                                                            (45,139,734)      (41,248,502)
                                                                                   ------------      ------------
            Shareholders' deficit                                                   (10,526,287)      (10,241,769)

Total liabilities and shareholders' deficit                                        $  9,712,425      $  1,971,216
                                                                                   ============      ============

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



                                               ADVANCED REFRACTIVE TECHNOLOGIES, INC.

                                                      STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)


                                                    Three months ended   Three months ended    Six months ended     Six months ended
                                                       June 30, 2006        June 30, 2005        June 30, 2006        June 30, 2005
                                                       -------------        -------------        -------------        -------------

Operating expenses:
   General and administrative                          $     837,215        $     375,451        $   1,524,447        $     895,206
     Research and development                                     56               10,666                  116               29,200
     Depreciation and amortization                            30,241                9,984               44,924               18,708
                                                       -------------        -------------        -------------        -------------
            Total operating expenses                         867,512              396,101            1,569,487              943,114

Loss from operations                                        (867,512)            (396,101)          (1,569,487)            (943,114)

Other income (expense):
     Interest and penalties expense                       (1,137,163)            (176,468)          (1,947,970)            (337,369)
     Interest expense - beneficial conversion                     --                   --                   --           (3,311,088)
     Amortization of debt discount and debt
       issuance fees                                         (92,436)            (109,724)            (185,475)            (659,597)
     Gain on sale of securities                                   --                   --                   --               73,659
     Interest cost of preferred stock accretion              (93,750)             (93,750)            (187,500)            (187,500)
     Other income, net                                            --                4,034                   --               11,332
                                                       -------------        -------------        -------------        -------------
            Total other expense or income                 (1,323,349)            (375,908)          (2,320,945)          (4,410,563)

Loss from continuing operations before provision
  for taxes                                               (2,190,861)            (772,009)          (3,890,432)          (5,353,677)

Provision for income taxes                                        --                1,000                  800                1,000

Loss from continuing operations                           (2,190,861)            (773,009)          (3,891,232)          (5,354,677)

Discontinued operations:
     Loss from discontinued operations                            --             (806,943)                  --           (1,599,348)

Net loss                                                  (2,190,861)          (1,579,952)          (3,891,232)          (6,954,025)
                                                       =============        =============        =============        =============

Net loss per common share - basic and diluted:

Continuing operations                                          (0.01)               (0.02)               (0.02)               (0.18)
Discontinued operations                                           --                (0.03)                  --                (0.05)

Total loss per common share                                    (0.01)               (0.05)               (0.02)               (0.23)

Basic and diluted weighted average number of
  common hares outstanding                             $ 239,675,886        $  30,138,679        $ 170,846,211        $  30,174,163


                             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



                                  ADVANCED REFRACTIVE TECHNOLOGIES, INC.

                                         STATEMENTS OF CASH FLOWS


                                                                      Six months ended    Six months ended
                                                                       June 30, 2006       June 30, 2005
                                                                       -------------       -------------

Cash flows from operating activities:
     Net loss                                                           $(3,891,232)       $(6,954,025)
     Less: Net loss from discontinued operations                                 --          1,599,348
     Net loss from continuing operations                                 (3,891,232)        (5,354,677)

Adjustments to reconcile net loss from continuing
  operations to net cash used by operating activities:
     Operating activities of discontinued operations
                                                                           (502,564)        (1,763,485)
     Depreciation and amortization                                           29,925            213,572
     Debt discount amortization                                             154,268            659,597
     Accretion of beneficial conversion on preferred shares
                                                                            187,500            187,500
     Adjustment for beneficial conversion for debt                               --          3,311,088
     Common stock issued for services                                        15,000            407,526
     Warrants repricing in connection with debt guarantee
                                                                                 --             15,769
     Gain on marketable securities                                               --            (70,040)
     Loss on warrant derivative liability                                        --                 --
  Changes in assets and liabilities:
     Prepaid expenses                                                       574,559            166,708
     Deferred debt costs                                                     31,207                 --
     Inventory                                                                   --         (1,692,851)
     Accounts payable                                                      (128,853)           960,579
     Accrued penalties on debentures                                      1,163,820                 --
     Customer deposits                                                         (427)           (32,095)
     Accrued interest                                                       765,897            117,089
     Royalties payable                                                           --             30,000
     Accrued settlement agreement                                                --            (11,539)
     Other accrued expense                                                  671,351            278,751

Net cash flow used by operating activities                                 (929,549)        (2,576,508)

Cash flows from investing activities:
     Cash received in acquisition                                           675,000                 --
     Purchase of property and equipment                                          --            (30,230)

Net cash provided by investing activities                                   675,000            (30,230)

Cash flows from financing activities:
     Advance from related party                                             378,750                 --
     Repayment of advances from related parties                            (125,000)           (67,428)
     Repayment of secured and convertible debentures                             --         (2,550,000)
     Proceeds from convertible debt                                              --          4,540,500
     Proceeds from sale of marketable securities                                 --            661,020

Net cash provided by financing activities                                   253,750          2,584,092

Net increase (decrease) in cash                                                (799)           (22,646)

Cash, beginning of period                                                     1,085             22,946

Cash end of period                                                              286                300

Supplemental disclosure of cash flow information:
     Interest paid                                                           17,296            216,058
     Taxes paid                                                                  --                 --
     Debenture costs and fees                                                    --            179,500

Non-cash investing and financing transactions:
     Common stock issued in connection with convertible debenture           139,000            507,613
     Warrants issued in connection with convertible debentures                   --          2,046,330
     Warrants issued in connection with debt guarantee
                                                                                 --             15,769

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

In February of 2006 the Company acquired all of the stock of Ocular Therapeutics Inc. (OThI), a wholly owned subsidiary of UTEK Inc. OThI owns technology licensed from Motility Inc. OThI holds the exclusive license to a patented technology for a small protein therapeutic (LD22-4) for the treatment of the wet form of age related macular degeneration. Because LD22-4 directly targets a fundamental requirement for the proliferation of blood vessels, i.e. cell migration, we believe that its mode of action is distinct from other drugs that are on the market or that are in development by other biotechnology or pharmaceutical companies. Consideration paid by the Company was 100,000 series C convertible preferred shares of the Company. The shares are not convertible until after the first anniversary of the agreement. The preferred shares shall convert into $2,800,000 worth of common shares of the Company. Additional consideration was a warrant to purchase 1,400,000 shares of the Company at 50% of the conversion price.

The acquisitions were recorded under the purchase method of accounting, and the purchase prices were allocated based on the fair value of the assets acquired and the liabilities assumed. In accordance with generally accepted accounting principles, costs allocated to the licenses were capitalized and will be amortized over their respective useful lives. The goodwill recorded as a result of the acquisitions is not amortized, but is included in the Company's review of goodwill for impairment.

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

During the six months ended June 30, 2006, the Company incurred net losses of approximately $3,891,000 and the Company's current liabilities exceed its current assets by approximately $9.1 million. The Company's future capital requirements will depend on many factors, including but not limited to the Company's ability to successfully market and generate operating revenue through product sales, its ability to finalize development and successfully market its waterjet technology, its on-going operational expenses and overall product development costs, including the cost of clinical trials, and competing technological and market developments.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

Revenue from sales are recognized when the earnings process was complete, as evidenced by an agreement with the customer, transfer of title and acceptance, a firm price and probable collection. Revenues for 2005 and 2004 were entirely from operations now discontinued, as described above. The Company will adhere to this process of revenue recognition in the future as new products become available for sale.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to expense as incurred. Certain corporate overhead expenses, such as professional fees, salaries, rent and travel are allocated to research and development based on estimates made by management.

ACCOUNTS RECEIVABLE

The Company regularly reviews accounts receivable and records an allowance for doubtful accounts based on a specific identification basis of those accounts that they consider to be uncollectible. As of June 30, 2006,the allowance for doubtful accounts was $130,660.

INVENTORY

Inventory was valued at lower of cost or market. Reserves for obsolescence or slow moving inventory were recorded when such conditions were identified. The Company held no inventory at June 30, 2006, and inventory that was held at December 31, 2005 has been reclassified to Assets of Discontinued Operations.

ADVERTISING

Advertising costs incurred and charged to expense during the first quarter of 2005 were reclassified to Expense of Discontinued Operations for the period. No advertising expenses were incurred during the six months ended June 30, 2006.

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

Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's pro forma net loss and loss per share for the three months and six months ended June 30, 2006 and 2005 would have been as follows:

                                    For the Three Months Ended             For the Six Months Ended
                                    --------------------------             ------------------------
                                 June 30, 2006      June 30, 2005      June 30, 2006      June 30, 2005
                                 -------------      -------------      -------------      -------------
     As reported                 $  (2,190,861)     $  (1,579,952)     $  (3,891,232)     $  (6,954,025)
     SFAS No. 123 effect               (27,898)           (65,984)           (55,796)          (131,969)
                                 -------------      -------------      -------------      -------------
 Pro forma net loss              $  (2,218,759)     $  (1,645,936)     $  (3,947,028)     $  (7,085,994)
                                 =============      =============      =============      =============

 Loss per share:
     As reported                 $       (0.01)     $       (0.05)     $       (0.02)     $       (0.23)
                                 =============      =============      =============      =============
     Pro forma                   $       (0.01)     $       (0.05)     $       (0.02)     $       (0.23)
                                 =============      =============      =============      =============

Basic and diluted weighted
  average shares outstanding       239,675,886         30,138,679        170,846,211         30,174,163
                                 =============      =============      =============      =============

The Company issued no additional options to employees of directors during the six months ended June 30, 2006.

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

Based on Management's annual assessment, last completed as of December 31,2005, no impairment of goodwill/intangible assets was considered necessary.

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


NOTE 3 - Business Combination

The Company acquired licenses for new technology in November 2005, February 2006 and April 2006 in return for the issuance of 100,000 shares of Class B Preferred Stock, 100,000 shares of Class C Preferred Stock and 100,000 shares of Class D Preferred Stock, respectively. These shares cannot be converted for a period of one year from the date of acquisition. The Company valued the assets and related goodwill acquired through these acquisitions in accordance with "Business Combinations" ("FAS 141"). As of June 30, 2006, no revenues have been generated by these acquisitions.

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

                               Three Months Ended June 30,        Six Months Ended June 30,
                               ----------------------------      ----------------------------
                                   2006             2005            2006             2005
                               -----------      -----------      -----------      -----------
Sales, net                     $        --      $   297,419      $        --      $   621,584
Cost of goods sold                      --         (182,273)              --         (380,505)
General and administrative              --         (922,089)              --       (1,840,427)
                               -----------      -----------      -----------      -----------
Operating gain (loss)          $        --      $  (806,943)     $        --      $(1,599,348)
                               ===========      ===========      ===========      ===========

Assets of the discontinued operations were comprised of the following at June 30, 2006 and December 31, 2005:

                                              2006             2005
                                          ------------     -----------
Accounts receivable, net of allowance     $         --     $    60,872
                                          ============     ===========

Liabilities of the discontinued operations were comprised of the following at June 30, 2006 and December 31, 2005:

                                            2006               2005
                                          ------------     -----------

Accounts payable                          $         --     $    219,154
Accrued liabilities                                 --          344,282
                                          ------------     ------------
                                          $         --     $    563,436
                                          ============     ============


NOTE 5 - INVENTORY

During 2005, the Company sold its remaining inventory related to the discontinued Gebauer product business totaling $375,732, and no inventory was held at June 30, 2006 or December 31, 2005.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2006 and December 31, 2005:

                                                             December 31,
                                        June 30, 2006            2005
                                        -------------       -------------

     Computer and test equipment        $      98,196       $      98,196
     Furniture and fixtures                    33,505              33,505
     Trade show equipment                      47,002              47,002
     Leasehold improvements                    30,229              30,229
                                        -------------       -------------
                                              208,932             208,932

     Less: Accumulated depreciation          (152,887)           (132,099)
                                        -------------       -------------
                                        $      56,045       $      76,833
                                        =============       =============

Depreciation expense for the six months ended June 30, 2006 and 2005, was $20,788 and $18,708, respectively.


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

In November 2005, the Company acquired the stock of OptiMetrix Technologies, Inc., a company formed for the sole purpose of obtaining the exclusive license to a patented technology for the detection of cataract formations. The purchase was effectuated with 100,000 shares of Class B Preferred Stock, convertible after one year into the Company's common shares totaling $1,500,000, valued at the market price at the time of conversion. The Company made an evaluation of this purchase in accordance with the guidelines of SFAS 141, and recorded the new license agreement at $75,000. The Company also received cash of $200,000 and recorded Goodwill of $1,225,000. The goodwill was deemed not to be impaired at December 31, 2005.

In February of 2006, the Company acquired all of the stock of Ocular Therapeutics Inc. (OThI), a wholly owned subsidiary of UTEK Inc. OThI owns technology licensed from Motility Inc. OThI holds the exclusive license to a patented technology for a small protein therapeutic (LD22-4) for the treatment of the wet form of age related macular degeneration. Because LD22-4 directly targets a fundamental requirement for the proliferation of blood vessels, i.e. cell migration, the Company believes that its mode of action is distinct from other drugs that are on the market or that are in development by other biotechnology or pharmaceutical companies. Consideration paid by the Company was 100,000 shares of Class C Preferred Stock of the Company. The shares are not convertible until the first anniversary of the agreement. The preferred shares shall convert into $2,800,000 worth of common shares of the Company. Additional consideration was a warrant to purchase 1,400,000 shares of the Company at 50% of the conversion price.

In April of 2006, the Company acquired all of the stock of Advanced Glaucoma Technologies, Inc. (AGTI), a wholly owned subsidiary of UTEK Inc. AGTI owns technology licensed from the University of Arizona. ART has acquired the worldwide exclusive license to a patent pending technology developed by W. Daniel Stamer, Ph.D., Associate head for Vision Research and Associate Professor of Ophthalmology and Vision Science, and Ronald Heinmark Ph.D., Head of Surgical Research and Professor of surgery at the University of Arizona. The invention is a novel strategy for reducing pressure build-up in the eye using specific monoclonal antibodies. When completed, this non-surgical treatment of glaucoma will be able to be administered to patients with all stages of glaucoma. It reduces intraocular pressure, and thus may slow the damage to the retinal cells. Patients might require only biannual treatment on an outpatient basis during routine check-ups, and potentially may no longer need to have eye drops or risky surgeries. This method my be an effective alternative to available drugs, and it is currently anticipated that visual acuity would not be adversely affected after treatment. Applications may include glaucoma treatment and adjuvant therapy with common eye surgeries such as cataract removal. The glaucoma market is the largest pharmaceutical market in ophthalmology, as it is a chronic problem that currently cannot ever truly be cured, only treated and controlled. Patients who commence glaucoma treatments remain on the medication for the duration of their lives.

The consideration paid by the Company was 100,000 shares of Series D Preferred Stock of the Company. The shares are not convertible until the first anniversary of the agreement. The preferred shares are convertible into $2,800,000 worth of shares of Common Stock of the Company. Additional consideration was a warrant to purchase 1,400,000 shares of Common Stock of the Company at an exercise price equal to 50% of the conversion price.

Distribution, Patent and License agreements consisted of the following at June 30, 2006 and December 31, 2005:

                                          June 30, 2006       December 31, 2005
                                        -----------------     -----------------

     Patent agreements                            100,000               100,000
     License Agreement                            225,000                75,000

     Less: accumulated amortization               (30,981)              (21,844)
                                        -----------------     -----------------

                                        $         294,019     $         153,156
                                        =================     =================

The unamortized distribution agreement with Gebauer was charged to expense during 2005.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses consist of the following at June 30, 2006 and December 31, 2005:

                                         June 30, 2006       December 31, 2005
                                        ----------------     -----------------

     Payroll and related taxes          $        769,117     $        142,763
     Litigation settlement fees                  129,669              129,669
     Other accruals                              688,366              643,369
                                        ----------------     ----------------
                                        $      1,587,152     $        915,801
                                        ================     ================

Portions of the accrued expenses have been reclassified to current liabilities related to discontinued operations for 2006 and 2005.

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

At the time of the amendment and recording the extinguishment of the original Notes, the Company recorded a corresponding entry to record a new note at its principal balance as of June 14, 2005 of $7,695,000, and further recorded entries to record discounts related to the fair value of the warrants and beneficial conversion features totaling $3,669,956. The recorded debt discount will be amortized as non-cash interest expense over the remaining term of the debt. At June 30, 2006, the remaining debt discount balance was $2,782,804 and the outstanding principal balance on the Notes was $6,448,000.

As of June 30, 2006 and December 31, 2005, convertible debenture debt balances consists of the following:

   Current:
                                         June 30, 2006      December 31, 2005
                                        ---------------     -----------------

     Convertible debenture              $     6,448,000      $     6,587,000
     Convertible debenture discount          (2,782,804)          (2,997,929)
                                        ---------------      ---------------
     Convertible debenture - net        $     3,665,196      $     3,589,071
                                        ===============      ===============


At June 30, 2006, the Company is in default of their convertible note agreements for failure of timely payment of accrued interest balances. Accordingly, its convertible notes with maturity dates greater than one year from the balance sheet date are classified as current liabilities as of March 31, 2006.

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


NOTE 11 - NOTES PAYABLE - RELATED PARTIES

SURGIJET, INC. AND RELATED PARTIES

The balances of notes payable to related parties at June 30, 2006 and December 31, 2005 are as follows:

                            June 30, 2006               December 31, 2005
                        Principal      Interest       Principal       Interest
                      --------------------------------------------------------
    SurgiJet           $ 495,242       $ 49,299      $ 495,242        $ 27,439
    Lance Doherty         19,000         10,306         19,000           8,894
                      --------------------------------------------------------

      Total            $ 514,242       $ 59,605      $ 514,242        $ 36,333
                     ===========       =========     =========        =========

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

The Company has acquired from UTEK Corporation all the stock of OTI, which owns the worldwide licensing rights for the technology. The Company is required to pay to UTEK royalties of three percent (3%) for equipment, five percent (5%) for disposables and services of net sales, excluding customary discounts and sales to the U.S. Government. In addition the Company is required to pay an annual license payable in advance on March 31 of each calendar year as follows:

YEAR                                        ANNUAL LICENSE FEE
----                                        ------------------

2006                                                   --
2007                                              $10,000
2008                                               20,000
2009                                               20,000
2010                                               40,000
2011                                               70,000
2012 and thereafter                               100,000

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

If the Company fails to meet any of these milestones the license may be terminated or converted to a non-exclusive license.

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

In April of 2006, the Company acquired all of the stock of Advanced Glaucoma Technologies, Inc. (AGTI), a wholly owned subsidiary of UTEK Inc. AGTI owns technology licensed from the University of Arizona. ART has acquired the worldwide exclusive license to a patent pending technology developed by W. Daniel Stamer, Ph.D., Associate head for Vision Research and Associate Professor of Ophthalmology and Vision Science, and Ronald Heinmark Ph.D., Head of Surgical Research and Professor of surgery at the University of Arizona. The invention is a novel strategy for reducing pressure build-up in the eye using specific monoclonal antibodies. When completed, this non-surgical treatment of glaucoma will be able to be administered to patients with all stages of glaucoma. It reduces intraocular pressure, and thus may slow the damage to the retinal cells. Patients might require only biannual treatment on an outpatient basis during routine check-ups, and potentially may no longer need to have eye drops or risky surgeries. This method my be an effective alternative to available drugs, and it is currently anticipated that visual acuity would not be adversely affected after treatment. Applications may include glaucoma treatment and adjuvant therapy with common eye surgeries such as cataract removal. The glaucoma market is the largest pharmaceutical market in ophthalmology, as it is a chronic problem that currently cannot ever truly be cured, only treated and controlled. Patients who commence glaucoma treatments remain on the medication for the duration of their lives.

The consideration paid by the Company was 100,000 shares of Series D Preferred Stock of the Company. The shares are not convertible until the first anniversary of the agreement. The preferred shares are convertible into $2,800,000 worth of shares of Common Stock of the Company. Additional consideration was a warrant to purchase 1,400,000 shares of Common Stock of the Company at an exercise price equal to 50% of the conversion price.

The Company is required to pay royalties and meet certain milestones as follows:

         o Five percent (5%) royalty on annual net sales of less than or equal to $200 million
         o Six percent (6%) royalty on annual net sales in excess of $200 million.
         o Upon the first anniversary of first commercial sale of Licensed Product by AGTI, its affiliates or sublicensees, annual minimum royalty payments shall be as listed below and shall be fully creditable against royalties paid in that calendar year.

                           Year                          Minimum Royalty Payment
                           ----                          -----------------------
                  1st & 2nd Anniversary                      $       50,000
                  3rd & 4th Anniversary                      $       60,000
                  5th Anniversary                            $       70,000
                  6th and each subsequent Anniversary        $      200,000

         o        ANNUAL LICENSE MAINTENANCE

                  Annual License Maintenance fees shall be as follows:

                  $25,000 on the third (3rd ) anniversary of the Effective Date.

                  $30,000 per year on the fourth (4th) and fifth (5th) anniversary of the Effective Date, and further increasing an additional $5,000 in each subsequent year prior to the first commercial sale of Licensed Product. Each year's annual license maintenance fees shall be credited against any other payment due that calendar year (excluding patent costs).

7. MILESTONE FEES:

         o For first Licensed Product based on monoclonal antibody described in Patent Rights, whether for therapeutic use in glaucoma, cataract or other ophthalmic disease, and

         o For first Licensed Product based on peptide described in Patent Rights, whether for therapeutic use in glaucoma, cataract or other ophthalmic disease, Licensee its affiliates or sublicensee, shall pay University milestone payments as follows:

         o        Initiation of Phase I: $50,000
         o        Initiation of Phase II: $100,000
         o        Initiation of Phase III: $250,000
         o        U.S. FDA marketing approval $750,000


NOTE 13 - SERIES B PREFERRED SHARES

In December 2005 the Company acquired OptiMetrix Technologies, Inc. (OTI), a wholly owned subsidiary of UTEK Corporation (UTEK). OTI holds technology licensed from Los Alamos National Laboratory (LANL), operated by the University of California for the Nuclear Security Administration of the U.S. Department of Energy.

The consideration paid for this license was 100,000 Series B Convertible Preferred Stock ("Series B shares"). These shares can be converted after a period of one year from the date of acquisition in December 2005. They will be convertible into common shares of the Company valued at $1,500,000, based on the 10 day closing stock price average at the time of conversion. Additionally, UTEK received a warrant for 750,000 shares of common stock priced at 50% of the convertible shares. Series B shares will be paid out of the assets of the Company before all other holders of other classes of series of capital stock of the Company.

The Company received $200,000 cash as part of the acquisition, and in accordance with FAS 141, recorded the acquired licenses at $75,000 and goodwill in the amount of $1,225,000.


NOTE 14 - SERIES C PREFERRED SHARES

In February of 2006, the Company acquired all of the stock of Ocular Therapeutics Inc. (OThI), a wholly owned subsidiary of UTEK Inc. OThI owns technology licensed from Motility Inc. OThI holds the exclusive license to a patented technology for a small protein therapeutic (LD22-4) for the treatment of the wet form of age related macular degeneration. Consideration paid by the Company was 100,000 series C convertible preferred shares of the Company. The shares are not convertible until the first anniversary of the agreement. The preferred shares shall convert into $2,800,000 worth of common shares of the Company. Additional consideration was a warrant to purchase 1,400,000 shares of the Company at 50% of the conversion price.

The Company received $325,000 cash as part of the acquisition, and in accordance with FAS 141, recorded the acquired licenses at $75,000 and goodwill in the amount of $2,400,000.

NOTE 15 - SERIES D PREFERRED SHARES

In April of 2006, the Company acquired all of the stock of Advanced Glaucoma Technologies, Inc. (AGTI), a wholly owned subsidiary of UTEK Inc. AGTI owns technology licensed from the University of Arizona. AGTI holds the exclusive license to a patented pending technology for a drug for the treatment of the glaucoma. Consideration paid by the Company was 100,000 series D convertible preferred shares of the Company. The shares are not convertible until the first anniversary of the agreement. The preferred shares shall convert into $2,800,000 worth of common shares of the Company. Additional consideration was a warrant to purchase 1,400,000 shares of the Company at 50% of the conversion price.

The Company received $350,000 cash as part of the acquisition, and in accordance with FAS 141, recorded the acquired licenses at $75,000 and goodwill in the amount of $2,375,000.


NOTE 16 - SHAREHOLDERS' EQUITY (DEFICIT)

COMMON STOCK ACTIVITY

ISSUANCE OF COMMON STOCK ON CONVERSION OF DEBENTURES

During the period January 25, 2006 through March 8, 2006 the Company issued 1,463,157 shares of stock pursuant to the terms of convertible debentures.

ISSUANCE OF COMMON STOCK FOR SERVICES

During the period January 19,2006 through March 24, 2006 the Company issued 179,623,160 shares of common stock for services rendered to the Company.

WARRANT ACTIVITY

In February of 2006, the Company acquired all the shares of Occular Therapeutics Inc. (OThI), a wholly owned subsidiary of UTEK Corporation. Consideration paid by the Company was 100,000 series C convertible preferred shares of the Company. As additional consideration, a warrant to purchase 1,400,000 shares of the Company's common stock at 50% of the preferred stock conversion price will be issued at the time of preferred stock conversion.

In April of 2006, the Company acquired all the shares of Advanced Glaucoma Technologies, Inc. (AGTI), a wholly owned subsidiary of UTEK Corporation. Consideration paid by the Company was 100,000 series D convertible preferred shares of the Company. As additional consideration, a warrant to purchase 1,400,000 shares of the Company's common stock at 50% of the preferred stock conversion price will be issued at the time of preferred stock conversion.

Tables summarizing the number of the Company's outstanding common stock warrants and additional warrant information are included in the Company's 10-KSB filed for the year ended December 31, 2005.

BORROWED SHARES

In connection with collateral requirements of convertible debenture agreements with HIT Credit Union, Platinum Long Term Growth Fund and Rock II, LLC, the Company borrowed a total of 3,000,000 shares of its outstanding common stock from Taika Investments, Inc. ("Taika") pursuant to a Securities Lending Agreement between the Company and Taika. In accordance with the terms of this agreement, the Company is obligated to pay interest on the value of shares borrowed (assuming a value of $1.00 per share) based on the LIBOR rate plus 50 basis points, and was obligated to return any borrowed shares by November 30, 2004. In January 2005, the Company received a one-year extension, to November 30, 2005 and in November,2005 the Company received another one-year extension to November 30, 2006, of the date by which any borrowed shares must be returned. In the event of default, the Company has agreed to file a Registration Statement and to return any shares, within 72 hours, which had not previously been returned by the due date. As of December 31, 2004, the Company had borrowed a total of 1,550,000 shares pursuant to this agreement, and the Company had accrued interest expense totaling $41,935. As of December 31, 2005, the accrued interest balance was $106,328. As of June 30, 2006 all shares that were borrowed are outstanding.

In January 2005, HIT Credit Union returned 750,000 of the borrowed shares.


NOTE 17 - SETTLEMENT AGREEMENTS AND LOAN PAYABLE

In November 2002, the Company entered into settlement agreements with an officer and an employee related to accrued but unpaid fees for consulting services rendered by them prior to the consummation of the Merger in the aggregate of $700,000. Under the agreements a total of $450,000 was converted into 211,267 shares of the Company's common stock, during 2003, based upon the closing price on the effective date the Merger Agreement. The balance owed of $250,000 was converted into two notes payable that bear interest at an annual rate of 3.5% and provide for the principal to be paid over equal installments for the duration of the loans. At June 30, 2006 and December 31, 2005, the aggregate balance on these notes was $54,862 and $54,862 and the respective accrued interest payable balances were $13,646 and $12,462, respectively.


NOTE 18 - RELATED PARTY TRANSACTIONS

In connection with the Merger Agreement in 2003, the Company assumed a promissory note during 2003 originally entered into between Ponte Nosse Acquisition Corporation and Financial Entrepreneurs Incorporated, a significant shareholder of the Company, during 2002. The note bears interest at an annual rate of 7.5%, and matures on April 3, 2009. Upon consummation of the merger in February 2003, the outstanding principal and accrued interest payable balances were $206,649 and $11,462, respectively. As of June 30, 2006, the outstanding principal and accrued interest payable on this note were $215,990 and $88,276,respectively.

During 2003, the Company began making monthly consulting payments to a corporation controlled by Norman Schwartz, a director of the Company.
On March 1, 2005, the company signed a two-year contract with Norman Schwartz's company increasing the monthly fee to $7,500 per month. Total consulting fees and related expenses during the six-month period ended June 30, 2006 were $45,000 and $0, respectively, of which $45,000 was included in Accounts Payable at June 30, 2006.

In January 2004, the Company entered into a revised consulting agreement
With Richard Keates providing a monthly retainer of $15,000 plus reimbursement of Business expenses incurred. Through June 30, 2006 consulting fees and related expenses totaling $90,000 and $207, respectively, were recorded pursuant to this agreement, of which $7,585 is included in accounts payable at June 30, 2006.


NOTE 19 - SECURITY LENDING AGREEMENT

In April 2004, the Company and Taika Investments entered into an agreement pursuant to which the corporation agreed to make available 3 million shares of the Company's common stock, for use by the Company as collateral in subsequent financing transactions. In accordance with the terms of this agreement, the Company is obligated to pay interest on the value of shares borrowed (assuming a value of $1.00 per share) based on the LIBOR rate plus 50 basis points, and must return the borrowed shares by November 30, 2006. In the event of default, the Company has agreed to file a Registration Statement and to return any shares, within 72 hours, which had not previously been returned by the due date. As of December 31, 2004 the Company had borrowed a total of 1,550,000 shares pursuant to this agreement, and the Company had accrued interest expense totaling $ 41,935. As of December 31, 2005, the accrued interest balance was $106,328. As of June 30, 2006 all shares that were borrowed are outstanding.


NOTE 20 - SUBSEQUENT EVENTS

DELISTING BY NASDAQ

On June 6, 2006, due to its failure to file Form 10-KSB for the year ending December 31, 2005 in a timely manner, NASDAQ determined that the Company's securities were not eligible for continued quotation on the OTCBB. On August 10, 2006, the Company, after fulfilling the filing requirements for both the year end of December 31, 2005 and the quarter ending March 31, 2006, by filing its 10-KSB and 10-QSB, became eligible for quotation on the OTCBB.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

FORWARD LOOKING STATEMENTS

         This Form 10-KSB, press releases and certain information provided in our periodically in writing or orally by our officers or our agents contain forward-looking statements that involve risks and uncertainties within the meaning of Sections 27A of the Securities Act, as amended; Section 21E of the Securities Exchange Act of 1934; and the Private Securities Litigation Reform Act of 1995. The words, such as "may," "would," "could," "anticipate," "estimate," "plans," "potential," "projects," "continuing," "ongoing," "expects," "believe," "intend" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this Form 10-KSB and include all statements that are not statements of historical fact regarding intent, belief or current expectations of the Company, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) our continued development of our technology; (iv) market and other trends affecting our future financial condition; (v) our growth and operating strategy.

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

         In December 2005 the company acquired Optimetrix Technologies, Inc.
(OTI), a wholly owned subsidiary of UTEK Corporation (UTEK). OTI owns technology licensed From Los Alamos National Laboratory, operated by the University of California for the Nuclear Security Administration of the US Department of Energy. The technology is designed to determine optical aging, optical metrics and the presence of cataracts and other optical diseases. The company plans to conduct the necessary research and development of these technologies to bring the product to market during the first quarter of 2008.

         In February of 2006, the Company acquired all of the stock of Ocular Therapeutics Inc. (OthI), a wholly owned subsidiary of UTEK Inc. OThI owns technology licensed from Motility Inc. OThI holds the exclusive license to a patented technology for a small protein therapeutic (LD22-4) for the treatment of the wet form of age related macular degeneration. Because LD22-4 directly targets a fundamental requirement for the proliferation of blood vessels, i.e. cell migration, we believe that its mode of action is distinct from other drugs that are on the market or that are in development by other biotechnology or pharmaceutical companies.

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


ITEM 3. LEGAL PROCEEDINGS

         ART is currently engaged in the following legal proceedings:

         ART is a defendant in Steven J. Baldwin vs. VisiJet, Inc. et al, a case pending in San Francisco County Superior Court, filed on February 9, 2004 (Case NO. 04-428696). The Plaintiff alleges that the Company failed to compensate him for services performed, prior to the merger with PNAC, pursuant to a consulting agreement and is seeking monetary damages in the approximate amount of $450,000. The case is currently in a preliminary stage.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the six months ended June 30, 2006.


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         On August 8, 2006, the closing price as reported by the OTC Bulletin Board was $0.025. As of August 8, 2006, there were 244,469,073 shares of common stock outstanding, held by 216 record holders and approximately 837 beneficial holders.

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

         Date: August 14, 2006