Form 10QSB
period 2006-09-30
Advanced Refractive Technologies, Inc.
filed 2006-11-14
CIK 1082249

                          U.S. SECURITIES AND EXCHANGE
                           COMMISSION WASHINGTON, D.C.
                                      20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2006

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ____________ to _____________



                         Commission file number 0-25611

                     ADVANCED REFRACTIVE TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)


            Delaware                                           33-0838660
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
 incorporation or organization)

                                    0-256111
                                   (Commission
                                  File Number)

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

As of November 9, 2006, the issuer had 247,233,787 shares of common stock outstanding.

          CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

    This Report on Form 10-QSB contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, acquisitions, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe," "EXPECT," "INTEND," "ANTICIPATE," "ESTIMATE," "MAY," "WILL," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

         Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in "MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION," as well as those discussed elsewhere in this Report, and the risks discussed in our most recently filed Annual Report on Form 10-KSB and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors that may affect our business.

                                            PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                      ADVANCED REFRACTIVE TECHNOLOGIES, INC.

                                                  BALANCE SHEETS

                                                                                   September 30,    December 31,
                                                                                      2006              2005
                                                                                   (unaudited)        (audited)
                                                                                   ------------     ------------
ASSETS

Current assets:
     Cash and cash equivalents                                                     $         --     $      1,085
     Prepaids and deposits                                                            2,616,127           27,413
     Assets of discontinued operations                                                       --           60,872
                                                                                   ------------     ------------
        Total current assets                                                          2,616,127           89,370

Property and equipment, net                                                              47,978           76,833

Goodwill                                                                              6,000,000        1,225,000
Deferred debt costs                                                                     377,073          426,857
License agreements, net                                                                 217,088           74,809
Patents, net                                                                             71,260           78,347
                                                                                   ------------     ------------
        Total assets                                                               $  9,329,526     $  1,971,216
                                                                                   ============     ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                                              $    893,215     $    940,364
     Convertible debenture, net                                                       3,725,739        3,589,071
     Accrued penalties on debentures                                                  3,265,664        1,518,524
     Accrued interest                                                                 2,460,367        1,307,085
     Warrant derivative liability                                                       102,951          102,951
     Accrued settlement agreement                                                        54,863           54,863
     Accrued expenses                                                                 1,617,198          915,801
     Royalty payable                                                                     49,027           49,027
     Notes payable to related parties                                                 1,223,982          780,232
     Notes payable                                                                       10,000           10,000
     Customer deposits                                                                       --              427
     Income taxes payable                                                                   800              800
     Liabilities of discontinued operations                                                  --          563,436
                                                                                   ------------     ------------

            Total current liabilities                                                13,403,806        9,832,581

 Series A convertible preferred stock, 450,000 shares issued and outstanding at September 30, 2006 and December 31, 2005, net of unamortized discount of $375,000 and $656,250, respectively (redemption value $4,500,000)

                                                                                      1,161,654          880,404
 Series B convertible preferred stock, 100,000 shares issued and outstanding at
     September 30, 2006 and December 31, 2005
                                                                                      1,500,000        1,500,000
 Series C convertible preferred stock, 100,000 shares issued and outstanding at
     September 30, 2006                                                               2,800,000               --
 Series D convertible preferred stock, 100,000 shares issued and outstanding at
     September 30, 2006                                                               2,800,000               --
                                                                                   ------------     ------------

            Total liabilities                                                        21,665,460       12,212,985

Shareholders' deficit:

     Common stock, 750,000,000 shares authorized, $.001 par value, 244,791,682 shares issued and outstanding at September 30, 2006, and 56,379,756 shares issued and outstanding at December 31, 2005
                                                                                        244,792           56,380

     Additional paid in capital                                                      34,381,396       30,950,353
     Accumulated deficit                                                            (46,962,122)     (41,248,502)
                                                                                   ------------     ------------

            Shareholders' deficit                                                   (12,335,934)     (10,241,769)

Total liabilities and shareholders' deficit                                        $  9,329,526     $  1,971,216
                                                                                   ============     ============

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                      1





                                               ADVANCED REFRACTIVE TECHNOLOGIES, INC.

                                                      STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)


                                                                  Three months      Three months     Nine months      Nine months
                                                                      ended            ended            ended            ended
                                                                   September 30,    September 30,    September 30,    September 30,
                                                                       2006             2005             2006             2005
                                                                   ------------     ------------     ------------     ------------

Operating expenses:
   General and administrative                                           586,398          304,922        2,110,844        1,200,128
   Research and development                                                  --            9,663              116           38,863
   Depreciation and amortization                                         58,738           11,243          103,663           29,951
                                                                   ------------     ------------     ------------     ------------
            Total operating expenses                                    645,136          325,828        2,214,623        1,268,942
                                                                   ------------     ------------     ------------     ------------
Loss from operations                                                   (645,136)        (325,828)      (2,214,623)      (1,268,942)

Other income (expense):
     Interest and penalties expense                                    (991,641)        (231,848)      (2,939,611)        (569,217)
     Interest expense - beneficial conversion                                --               --               --       (3,311,088)
     Amortization of debt discount and debt issuance fees               (91,861)        (104,172)        (277,336)        (763,769)
     Gain on sale of securities                                              --               --               --           73,659
     Interest cost of preferred stock accretion                         (93,750)         (93,750)        (281,250)        (281,250)
     Other income, net                                                       --           27,930               --           39,262
                                                                   ------------     ------------     ------------     ------------
            Total other expense or income                            (1,177,252)        (401,840)      (3,498,197)      (4,812,403)
                                                                   ------------     ------------     ------------     ------------

Loss from continuing operations before provision for taxes           (1,822,388)        (727,668)      (5,712,820)      (6,081,345)
Provision for income taxes                                                   --               --              800            1,000
                                                                   ------------     ------------     ------------     ------------
Loss from continuing operations                                      (1,822,388)        (727,668)      (5,713,620)      (6,082,345)

Discontinued operations:
     Loss from discontinued operations                                       --       (2,724,147)              --       (4,323,495)
                                                                   ------------     ------------     ------------     ------------
Net loss                                                             (1,822,388)      (3,451,815)      (5,713,620)     (10,405,840)
                                                                   ============     ============     ============     ============

Net loss per common share - basic and diluted:


Continuing operations                                                     (0.01)           (0.02)           (0.03)           (0.19)
Discontinued operations                                                      --            (0.07)              --            (0.13)
                                                                   ------------     ------------     ------------     ------------
Total loss per common share                                               (0.01)           (0.09)           (0.03)           (0.32)
                                                                   ============     ============     ============     ============

Basic and diluted weighted average number of common
  shares outstanding                                                244,484,411       36,468,868      196,113,697       32,295,455
                                                                   ============     ============     ============     ============

                             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                                2





                                      ADVANCED REFRACTIVE TECHNOLOGIES, INC.

                                             STATEMENTS OF CASH FLOWS


                                                                                    Nine months      Nine months
                                                                                      ended             ended
                                                                                    September 30,    September 30,
                                                                                        2006             2005
                                                                                    ------------     ------------

Cash flows from operating activities:
     Net loss                                                                       ($ 5,713,620)    ($10,405,840)
     Less: Net loss from discontinued operations                                              --        4,323,495
                                                                                    ------------     ------------
     Net loss from continuing operations                                              (5,713,620)      (6,082,345)

Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
Operating activities of discontinued operations                                         (502,564)      (3,728,309)
Depreciation and amortization                                                             43,663          227,178
Debt discount amortization                                                               242,201          763,769
Accretion of beneficial conversion on preferred shares                                   281,250          281,250
Adjustment for beneficial conversion for debt                                                 --        3,311,088
Common stock issued for services                                                          15,000          587,555
Common stock issued for services                                                              --            2,259
Warrants repricing in connection with debt guarantee                                          --           15,769
Gain on marketable securities                                                                 --          (70,040)
Changes in assets and liabilities:
    Prepaid expenses                                                                     924,857          171,863
    Deferred debt costs                                                                   35,135               --
    Accounts payable                                                                     (47,149)       1,106,587
    Accrued penalties on debentures                                                    1,747,140               --
    Customer deposits                                                                       (427)         (48,771)
    Accrued interest                                                                   1,153,282          340,879
    Royalties payable                                                                         --           30,000
    Accrued settlement agreement                                                              --          (11,539)
    Other accrued expense                                                                701,397          524,130
                                                                                    ------------     ------------
Net cash flow used by operating activities                                            (1,119,835)      (2,578,677)

Cash flows from investing activities:
     Cash received in acquisition                                                        675,000               --
     Purchase of property and equipment                                                       --          (30,230)
                                                                                    ------------     ------------
Net cash provided by investing activities                                                675,000          (30,230)

Cash flows from financing activities:
    Advance from related party                                                           568,750               --
    Repayment of advances from related parties                                          (125,000)         (65,528)
    Repayment of secured and convertible debentures                                           --       (2,550,000)
    Proceeds from convertible debt                                                            --        4,540,500
    Proceeds from sale of marketable securities                                               --          661,020
                                                                                    ------------     ------------
Net cash provided by financing activities                                                443,750        2,585,992

Net increase (decrease) in cash                                                           (1,085)         (22,915)

Cash, beginning of period                                                                  1,085           22,946
                                                                                    ------------     ------------
Cash end of period                                                                            --               31
                                                                                    ============     ============
Supplemental disclosure of cash flow information:
    Interest paid                                                                         20,922          171,129
    Taxes paid                                                                                --               --
    Debenture costs and fees                                                                  --          179,500
Non-cash investing and financing transactions:
    Common stock issued in connection with convertible debenture                         169,000          507,613
    Warrants issued in connection with convertible debentures                                 --        2,046,330
    Warrants issued in connection with debt guarantee                                         --           15,769



                                                       3

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

In November 2005, the Company acquired all the outstanding stock of OptiMetrix Technologies, Inc. (OTI). OTI has an exclusive license to a patented technology that takes the application of fiber-optic, OMA based instrumentation as an in vivo diagnostic tool for the human ocular lens.

In February of 2006 the Company acquired all of the stock of Ocular Therapeutics Inc. (OThI), a wholly owned subsidiary of UTEK Corp. OThI owns technology licensed from Motility Inc. OThI holds the exclusive license to a patented technology for a small protein therapeutic (LD22-4) for the treatment of the wet form of age related macular degeneration. Because LD22-4 directly targets a fundamental requirement for the proliferation of blood vessels, i.e. cell migration, we believe that its mode of action is distinct from other drugs that are on the market or that are in development by other biotechnology or pharmaceutical companies. Consideration paid by the Company was 100,000 series C convertible preferred shares of the Company. The shares are not convertible until after the first anniversary of the agreement. The preferred shares shall convert into $2,800,000 worth of common shares of the Company. Additional consideration was a warrant to purchase 1,400,000 shares of the Company at 50% of the conversion price.

The acquisitions were recorded under the purchase method of accounting, and the purchase prices were allocated based on the fair value of the assets acquired and the liabilities assumed. In accordance with generally accepted accounting principals, costs allocated to the licenses were capitalized and will be amortized over its estimated useful life. The goodwill recorded as a result of the acquisitions is not amortized, but is included in the Company's review of goodwill for impairment.

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

During the nine months ended September 30, 2006, the Company incurred net losses of approximately $5,714,000 and the Company's current liabilities exceeded its current assets by approximately $ 10.8 million. The Company's future capital requirements will depend on many factors, including but not limited to the Company's ability to successfully market and generate operating revenue through product sales, its ability to finalize development and successfully market its waterjet technology, its on-going operational expenses and overall product development costs, including the cost of clinical trials, and competing technological and market developments.

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

ACCOUNTS RECEIVABLE

The Company regularly reviews accounts receivable and records an allowance for doubtful accounts based on a specific identification basis of those accounts that they consider to be uncollectible. As of September 30, 2006, the allowance for doubtful accounts was $68,658.

INVENTORY

Inventory was valued at lower of cost or market. Reserves for obsolescence or slow moving inventory were recorded when such conditions were identified. The Company held no inventory at September 30, 2006, and inventory that was held at December 31, 2005 has been reclassified to Assets of Discontinued Operations.

ADVERTISING

Advertising costs incurred and charged to expense during the first quarter of 2005 were reclassified to Expense of Discontinued Operations for the period. No advertising expenses were incurred during the nine months ended September 30, 2006.

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

Under the accounting provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's pro forma net loss and loss per share for the three months and nine months ended September 30, 2006 and 2005 would have been as follows:


                                   For the Three Months Ended          For the Six Months Ended
                                September 30,     September 30,     September 30,     September 30,
                                    2006              2005              2006               2005
                                -------------     -------------     -------------     -------------
     As reported                $  (1,822,388)    $  (3,451,815)    $  (5,713,620)    $ (10,405,840)
     SFAS No. 123 effect              (27,898)          (65,984)          (83,694)         (197,953)
                                -------------     -------------     -------------     -------------
Pro forma net loss              $  (1,850,286)    $  (3,517,799)    $  (5,797,314)    $ (10,603,793)
                                =============     =============     =============     =============

 Loss per share:
     As reported                $       (0.01)    $       (0.09)    $       (0.03)    $       (0.32)
                                =============     =============     =============     =============
     Pro forma                  $       (0.01)    $       (0.10)    $       (0.03)    $       (0.33)
                                =============     =============     =============     =============

Basic and diluted weighted
  average shares outstanding      244,484,411        36,468,868       196,113,697        32,295,455
                                =============     =============     =============     =============


The Company issued no additional options to employees or directors during the nine months ended September 30, 2006.

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


NOTE 3 - BUSINESS COMBINATION

The Company acquired licenses for new technology in November 2005, February 2006 and April 2006 in return for the issuance of 100,000 shares of Class B Convertible Preferred Stock, 100,000 shares of Class C Convertible Preferred Stock and 100,000 shares of Class D Convertible Preferred Stock, respectively. These shares cannot be converted for a period of one year from the date of acquisition. The Company valued the assets and related goodwill acquired through these acquisitions in accordance with "Business Combinations" ("FAS 141"). As of September 30, 2006, no revenues have been generated by these acquisitions.

NOTE 4 - DISCONTINUED OPERATIONS

In April 2004, ART entered into an exclusive license agreement with Gebauer Medizintechnik GmbH, of Neuhausen Germany ("Gebauer"), pursuant to which we acquired worldwide marketing, sales and distribution rights for Gebauer's LASIK and Epi-LASIK products. In May 2004, ART began marketing these products in Europe and certain other foreign countries, where the products have received regulatory clearance for sale, and began generating revenue from product sales during the second quarter of 2004

After disputes arose with Gebauer, in October of 2005 ART entered into an agreement with Gebauer terminating the license agreement, and the Company sold its remaining inventory of products to CooperVision International Holding Company, LP. As a result, the Company has no products for sale and has no source of revenues. Summary operating results of discontinued operations for the three and nine months ended September 30, 2006 and 2005, respectively, were as follows:

                                  Three Months Ended              Nine Months Ended
                                    September 30,                   September 30,
                                  2006           2005             2006            2005
                              ------------    -----------     ------------    -----------
Sales, net                    $         --    $    92,601     $         --    $   715,075
Cost of goods sold                      --        (35,726)              --       (407,029)
General and administrative              --     (2,781,022)              --     (4,631,541)
                              ------------    -----------     ------------    -----------
Operating gain (loss)         $         --    $(2,724,147)    $         --    $(4,323,495)
                              ============    ===========     ============    ===========


Assets of the discontinued operations were comprised of the following at September 30, 2006 and December 31, 2005:

                                                       2006           2005
                                                   ------------    ------------
Accounts receivable, net of allowance              $         --    $     60,872
                                                   ============    ============

Liabilities of the discontinued operations were comprised of the following at September 30, 2006 and December 31, 2005:

                                                       2006            2005
                                                   ------------    ------------
Accounts payable                                   $         --    $    219,154
Accrued liabilities                                          --         344,282
                                                   ------------    ------------
                                                   $         --    $    563,436
                                                   ============    ============

NOTE 5 - INVENTORY

During 2005, the Company sold its remaining inventory related to the discontinued Gebauer product business totaling $375,732, and no inventory was held at September 30, 2006 or December 31, 2005.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2006 and December 31, 2005:

                                                   September 30,   December 31,
                                                       2006             2005
                                                   ------------    ------------

      Computer and test equipment                  $     98,196    $     98,196
      Furniture and fixtures                             33,505          33,505
      Trade show equipment                               47,002          47,002
      Leasehold improvements                             30,229          30,229
                                                   ------------    ------------
                                                        208,932         208,932

      Less: Accumulated depreciation                   (160,954)       (132,099)
                                                   ------------    ------------
                                                   $     47,978    $     76,833
                                                   ============    ============

Depreciation expense for the nine months ended September 30, 2006 and 2005, was $28,855 and $29,951, respectively.

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

In November 2005, the Company acquired the stock of OptiMetrix Technologies, Inc., a company formed for the sole purpose of obtaining the exclusive license to a patented technology for the detection of cataract formations. The purchase was effectuated with 100,000 shares of Series B Convertible Preferred Stock, convertible after one year into shares of the Company's Common Stock worth $1,500,000, valued at the market price at the time of conversion. The Company made an evaluation of this purchase in accordance with the guidelines of SFAS 141, and recorded the new license agreement at $75,000. The Company also received cash of $200,000 and recorded goodwill of $1,225,000. The goodwill was deemed not to be impaired at December 31, 2005.

In February of 2006, the Company acquired all of the stock of Ocular Therapeutics Inc. (OThI), a wholly owned subsidiary of UTEK Corp. OThI owns technology licensed from Motility Inc. OThI holds the exclusive license to a patented technology for a small protein therapeutic (LD22-4) for the treatment of the wet form of age related macular degeneration. Because LD22-4 directly targets a fundamental requirement for the proliferation of blood vessels, i.e. cell migration, the Company believes that its mode of action is distinct from other drugs that are on the market or that are in development by other biotechnology or pharmaceutical companies. The purchase was effectuated with 100,000 shares of Series C Convertible Preferred Stock, convertible after one year into shares of the Company's Common Stock worth $2,800,000, valued at the market price at the time of conversion. Additional consideration was a warrant to purchase 1,400,000 shares of the Company at an exercise price equal to 50% of the conversion price.

In April of 2006, the Company acquired all of the stock of Advanced Glaucoma Technologies, Inc. (AGTI), a wholly owned subsidiary of UTEK Corp. AGTI owns technology licensed from the University of Arizona. ART has acquired the worldwide exclusive license to a patent pending technology developed by W. Daniel Stamer, Ph.D., Associate head for Vision Research and Associate Professor of Ophthalmology and Vision Science, and Ronald Heinmark Ph.D., Head of Surgical Research and Professor of surgery at the University of Arizona. The invention is a novel strategy for reducing pressure build-up in the eye using specific monoclonal antibodies. When completed, this non-surgical treatment of glaucoma will be able to be administered to patients with all stages of glaucoma. It reduces intraocular pressure, and thus may slow the damage to the retinal cells. Patients might require only biannual treatment on an outpatient basis during routine check-ups, and potentially may no longer need to have eye drops or risky surgeries. This method my be an effective alternative to available drugs, and it is currently anticipated that visual acuity would not be adversely affected after treatment. Applications may include glaucoma treatment and adjuvant therapy with common eye surgeries such as cataract removal. The glaucoma market is the largest pharmaceutical market in ophthalmology, as it is a chronic problem that currently cannot ever truly be cured, only treated and controlled. Patients who commence glaucoma treatments remain on the medication for the duration of their lives.

The purchase was effectuated with 100,000 shares of Series D Convertible Preferred Stock, convertible after one year into shares of the Company's Common Stock worth $2,800,000, valued at the market price at the time of conversion. Additional consideration was a warrant to purchase 1,400,000 shares of Common Stock of the Company at an exercise price equal to 50% of the conversion price.

Distribution, Patent and License agreements consisted of the following at September 30, 2006 and December 31, 2005:

                                                   September 30,   December 31,
                                                        2006           2005
                                                   ------------    ------------
        Patent agreements                               100,000         100,000
        License Agreement                               225,000          75,000

        Less: accumulated amortization                  (36,652)        (21,844)
                                                   ------------    ------------

                                                   $    288,348    $    153,156
                                                   ============    ============

The unamortized distribution agreement with Gebauer was charged to expense during 2005.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses consist of the following at September 30, 2006 and December 31, 2005:

                                                   September 30,   December 31,
                                                       2006            2005
                                                   ------------    ------------
        Payroll and related taxes                  $    784,163    $    142,763
        Litigation settlement fees                      129,669         129,669
        Other accruals                                  703,366         643,369
                                                   ------------    ------------
                                                   $  1,617,198    $    915,801
                                                   ============    ============

Portions of the accrued expenses have been reclassified to current liabilities related to discontinued operations for 2006 and 2005.


NOTE 8 - CONVERTIBLE DEBENTURES

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

At the time of the amendment and recording the extinguishment of the original Notes, the Company recorded a corresponding entry to record a new note at its principal balance as of June 14, 2005 of $7,695,000, and further recorded entries to record discounts related to the fair value of the warrants and beneficial conversion features totaling $3,669,956. The recorded debt discount will be amortized as non-cash interest expense over the remaining term of the debt. At September 30, 2006, the remaining debt discount balance was $2,692,261 and the outstanding principal balance on the Notes was $6,418,000.

As of September 30, 2006 and December 31, 2005, convertible debenture debt balances consists of the following:

        Current:
                                                  September 30,    December 31,
                                                       2006             2005
                                                   ------------    ------------
         Convertible debenture                     $  6,418,000    $  6,587,000
         Convertible debenture discount              (2,692,261)     (2,997,929)
                                                   ------------    ------------
         Convertible debenture - net               $  3,725,739    $  3,589,071
                                                   ============    ============


At September 30, 2006, the Company is in default of their convertible note agreements for failure of timely payment of accrued interest balances. Accordingly, its convertible notes with maturity dates greater than one year from the balance sheet date are classified as current liabilities as of September 30, 2006.

Note 9 - Derivative Liabilities

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


NOTE 10 - NOTES PAYABLE - RELATED PARTIES

SURGIJET, INC. AND RELATED PARTIES

The balances of notes payable to related parties at September 30, 2006 and December 31, 2005 are as follows:

                          September 30, 2006             December 31, 2005
                        Principal      Interest       Principal       Interest
                      --------------------------------------------------------
    SurgiJet           $ 495,242       $ 59,509      $ 495,242        $ 27,439
    Lance Doherty         19,000         11,039         19,000           8,894
                      --------------------------------------------------------

      Total            $ 514,242       $ 70,548      $ 514,242        $ 36,333
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

NOTE 11 - COMMITMENTS

LICENSE AGREEMENTS

Under the terms of the patent license agreement entered into during 2003, the Company is obligated to pay a royalty of 6% of net sales of products utilizing the licensed patent technology. The license agreement also provides for a minimum royalty of $24,000 per year that may be used as a credit toward payment of future royalties due on product sales.

The Company acquired. all the stock of OptiMetrix Technologies, Inc. (OTI), which owns the worldwide licensing rights for certain technology, from UTEK Corp. The Company is required to pay royalties of three percent (3%) for equipment, five percent (5%) for disposables and services of net sales, excluding customary discounts and sales to the U.S. Government. In addition the Company is required to pay an annual license payable in advance on March 31 of each calendar year as follows:

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

The Company must meet certain due diligence milestones as follows:

o An updated commercialization plan within 120 days of the execution of the license.
o The Company must invest at least $500,000 towards development of the technology by March 2007
o        OTI must produce product for evaluation by June 2007
o OTI must record a first commercial sale to a non-related company by September 2008.
o        OTI must achieve sales of $1,000,000 by June 2009
o        OTI must maintain annual sales of at least one million thereafter.

If OTI fails to meet any of these milestones the license may be terminated or converted to a non-exclusive license.

The Company has entered into a consulting agreement with the inventor of the technology, Dr. Irving Bigio, in order to help implement the technology. The payment to Dr. Bigio was 2,000 shares of Series B Preferred Stock, in exchange for his 2% ownership in OTI.

In February of 2006, the Company acquired all of the outstanding stock of Ocular Therapeutics Inc. ("OTHI"). OThI holds a license to certain patented technology owned by Motility Inc., relating to a small protein therapeutic (LD22-4) for the treatment of the wet form of age related macular degeneration. Because LD22-4 directly targets a fundamental requirement for the proliferation of blood vessels, i.e. cell migration, the Company believes that its mode of action is distinct from other drugs on the market or in development by other biotechnology or pharmaceutical companies. The purchase was effectuated with 100,000 shares of Series C Convertible Preferred Stock, convertible after one year into shares of the Company's Common Stock worth $2,800,000, valued at the market price at the time of conversion. Additional consideration for the acquisition was the issuance of a warrant to purchase 1,400,000 shares of Common Stock of the Company, exercisable at 50% of the conversion price.

OThI must meet certain due diligence milestones as follows:

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


In April of 2006, the Company acquired all of the stock of Advanced Glaucoma Technologies, Inc. (AGTI), a wholly owned subsidiary of UTEK Corp. AGTI owns technology licensed from the University of Arizona. ART has acquired the worldwide exclusive license to a patent pending technology developed by W. Daniel Stamer, Ph.D., Associate head for Vision Research and Associate Professor of Ophthalmology and Vision Science, and Ronald Heinmark Ph.D., Head of Surgical Research and Professor of surgery at the University of Arizona. The invention is a novel strategy for reducing pressure build-up in the eye using specific monoclonal antibodies. When completed, this non-surgical treatment of glaucoma will be able to be administered to patients with all stages of glaucoma. It reduces intraocular pressure, and thus may slow the damage to the retinal cells. Patients might require only biannual treatment on an outpatient basis during routine check-ups, and potentially may no longer need to have eye drops or risky surgeries. This method may be an effective alternative to available drugs, and it is currently anticipated that visual acuity would not be adversely affected after treatment. Applications may include glaucoma treatment and adjuvant therapy with common eye surgeries such as cataract removal. The glaucoma market is the largest pharmaceutical market in ophthalmology, as it is a chronic problem that currently cannot ever truly be cured, only treated and controlled. Patients who commence glaucoma treatments remain on the medication for the duration of their lives.

The purchase was effectuated with 100,000 shares of Series D Convertible Preferred Stock, convertible after one year into shares of the Company's Common Stock worth $2,800,000, valued at the market price at the time of conversion. Additional consideration was a warrant to purchase 1,400,000 shares of Common Stock of the Company at an exercise price equal to 50% of the conversion price.

AGTI is required to pay royalties and meet certain milestones as follows:

o It must pay a five percent (5%) royalty on annual net sales of $200 million or less

o It must pay a royalty of six percent (6%) on annual net sales in excess of $200 million.

o On the first anniversary of the first commercial sale of licensed product by AGTI, its affiliates or sublicensees, annual minimum royalty payments will be as listed below, and are fully creditable against royalties paid in that calendar year.

                          Year                          Minimum Royalty Payment
                 ---------------------------------------------------------------
                 1st & 2nd Anniversary                      $        50,000
                 3rd & 4th Anniversary                      $        60,000
                 5th Anniversary                            $        70,000
                 6th and each subsequent Anniversary        $200,000

                  Annual license maintenance fees are as follows:

                  $25,000 on the third anniversary

                  $30,000 per year on the fourth and fifth anniversary, increasing an additional $5,000 in each subsequent year prior to the first commercial sale of licensed product. Each year's annual license maintenance fees are credited against any other payment due that calendar year (excluding patent costs).

         For the first licensed product based on monoclonal antibodies, whether for therapeutic use in glaucoma, cataract or other ophthalmic disease, and for the first licensed product based on peptides, whether for therapeutic use in glaucoma, cataract or other ophthalmic disease, AGTI is to pay milestone payments, as follows:

o        Initiation of Phase I: $50,000
o        Initiation of Phase II: $100,000
o        Initiation of Phase III: $250,000
o        U.S. FDA marketing approval $750,000

NOTE 12 - SERIES B PREFERRED SHARES

In December 2005 the Company acquired OptiMetrix Technologies, Inc. (OTI), a wholly owned subsidiary of UTEK Corp (UTEK). OTI holds technology licensed from Los Alamos National Laboratory (LANL), operated by the University of California for the Nuclear Security Administration of the U.S. Department of Energy.

The consideration paid for this license was 100,000 shares of Series B Convertible Preferred Stock. These shares can be converted after a period of one year from the date of acquisition in December 2005. They will be convertible into common shares of the Company valued at $1,500,000, based on the 10 day closing stock price average at the time of conversion. Additionally, UTEK received a warrant for 750,000 shares of common stock exercisable at 50% of the convertible shares.

The Company received $200,000 cash as part of the acquisition, and in accordance with FAS 141, recorded the acquired licenses at $75,000 and goodwill in the amount of $1,225,000.

NOTE 13 - SERIES C PREFERRED SHARES

In February of 2006, the Company acquired all of the stock of Ocular Therapeutics Inc. (OThI), a wholly owned subsidiary of UTEK Corp. OThI owns technology licensed from Motility Inc. OThI holds the exclusive license to a patented technology for a small protein therapeutic (LD22-4) for the treatment of the wet form of age related macular degeneration. The purchase was effectuated with 100,000 shares of Series C Convertible Preferred Stock, convertible after one year into shares of the Company's Common Stock worth $2,800,000, valued at the market price at the time of conversion. Additional consideration was a warrant to purchase 1,400,000 shares of the Company at an exercise price equal to 50% of the conversion price.
The Company received $325,000 cash as part of the acquisition, and in accordance with FAS 141, recorded the acquired licenses at $75,000 and goodwill in the amount of $2,400,000.

NOTE 14 - SERIES D PREFERRED SHARES

In April of 2006, the Company acquired all of the stock of Advanced Glaucoma Technologies, Inc. (AGTI), a wholly owned subsidiary of UTEK Corp. AGTI owns technology licensed from the University of Arizona. AGTI holds the exclusive license to a patented pending technology for a drug for the treatment of the glaucoma. The purchase was effectuated with 100,000 shares of Series D Convertible Preferred Stock, convertible after one year into shares of the Company's Common Stock worth $2,800,000, valued at the market price at the time of conversion. Additional consideration was a warrant to purchase 1,400,000 shares of the Company at an exercise price equal to 50% of the conversion price.

The Company received $350,000 cash as part of the acquisition, and in accordance with FAS 141, recorded the acquired licenses at $75,000 and goodwill in the amount of $2,375,000.

NOTE 15 - SHAREHOLDERS' EQUITY (DEFICIT)

COMMON STOCK ACTIVITY

ISSUANCE OF COMMON STOCK ON CONVERSION OF DEBENTURES

During the period January 25, 2006 through September 27, 2006 the Company issued 1,778,946 shares of stock pursuant to the terms of convertible debentures.

ISSUANCE OF COMMON STOCK FOR SERVICES

During the period January 19, 2006 through March 24, 2006 the Company issued 179,623,160 shares of common stock for services rendered to the Company.

DELISTING BY NASDAQ

On June 6, 2006, due to its failure to file Form 10K-SB for the year ending December 31, 2005 in a timely manner, NASDAQ determined that the Company's securities were not eligible for continued quotation on the OTCBB. On August 10, 2006, the Company, after fulfilling the filing requirements for both the year end of December 31, 2005 and the quarter ending March 31, 2006, by filing its 10K-SB and 10Q-SB, the Company has again become eligible for quotation on the OTCBB.

WARRANT ACTIVITY

In February of 2006, the Company acquired all the shares of Ocular Therapeutics Inc. (OThI), a wholly owned subsidiary of UTEK Corp. Consideration paid by the Company was 100,000 shares of Series C Convertible Preferred Stock of the Company. As additional consideration, a warrant to purchase 1,400,000 shares of the Company's Common Stock, exercisable at 50% of the Preferred Stock conversion price, will be issued at the time of conversion.

In April of 2006, the Company acquired all the shares of Advanced Glaucoma Technologies, Inc. (AGTI), a wholly owned subsidiary of UTEK Corp. Consideration paid by the Company was 100,000 shares of Series D Convertible Preferred Stock of the Company. As additional consideration, a warrant to purchase 1,400,000 shares of the Company's Common Stock, exercisable at 50% of the Preferred Stock conversion price will be issued at the time of conversion.

Tables summarizing the number of the Company's outstanding common stock warrants and additional warrant information are included in the Company's 10-KSB filed for the year ended December 31, 2005.

BORROWED SHARES

In connection with collateral requirements of convertible debenture agreements with HIT Credit Union, Platinum Long Term Growth Fund and Rock II, LLC, the Company borrowed a total of 3,000,000 shares of its outstanding common stock from Taika Investments, Inc. ("Taika") pursuant to a Securities Lending Agreement between the Company and Taika. In accordance with the terms of this agreement, the Company is obligated to pay interest on the value of shares borrowed (assuming a value of $1.00 per share) based on the LIBOR rate plus 50 basis points, and was obligated to return any borrowed shares by November 30, 2004. In January 2005, the Company received a one-year extension, to November 30, 2005 and in November, 2005 the Company received another one-year extension to November 30, 2006, of the date by which any borrowed shares must be returned. In the event of default, the Company has agreed to file a Registration Statement and to return any shares, within 72 hours, which had not previously been returned by the due date. As of December 31, 2004, the Company had borrowed a total of 1,550,000 shares pursuant to this agreement, and the Company had accrued interest expense totaling $41,935. As of December 31, 2005, the accrued interest balance was $106,328. As of September 30, 2006 all shares that were borrowed are outstanding.

In January 2005, HIT Credit Union returned 750,000 of the borrowed shares.

NOTE 16 - SETTLEMENT AGREEMENTS AND LOAN PAYABLE

In November 2002, the Company entered into settlement agreements with an officer and an employee related to accrued but unpaid fees for consulting services rendered by them prior to the consummation of the Merger in the aggregate of $700,000. Under the agreements a total of $450,000 was converted into 211,267 shares of the Company's common stock, during 2003, based upon the closing price on the effective date the Merger Agreement. The balance owed of $250,000 was converted into two notes payable that bear interest at an annual rate of 3.5% and provide for the principal to be paid over equal installments for the duration of the loans. At September 30, 2006 and December 31, 2005, the aggregate balance on these notes was $54,862 and $54,862 and the respective accrued interest payable balances were $14,355 and $12,462, respectively.

NOTE 17 - RELATED PARTY TRANSACTIONS

In connection with the Merger Agreement in 2003, the Company assumed a promissory note during 2003 originally entered into between Ponte Nossa Acquisition Corporation and Financial Entrepreneurs Incorporated, a significant shareholder of the Company, during 2002. The note bears interest at an annual rate of 7.5%, and matures on April 3, 2009. Upon consummation of the merger in February 2003, the outstanding principal and accrued interest payable balances were $206,649 and $11,462, respectively. As of September 30, 2006, the outstanding principal and accrued interest payable on this note were $215,990 and $93,981, respectively.

During 2003, the Company began making monthly consulting payments to a corporation controlled by Norman Schwartz, a director of the Company. On March 1, 2005, the company signed a two-year contract with Norman Schwartz's company increasing the monthly fee to $7,500 per month. Total consulting fees and related expenses during the nine-month period ended September 30, 2006 were $45,000 and $0, respectively, which were included in Accounts Payable at September 30, 2006.

In January 2004, the Company entered into a revised consulting agreement with Richard Keates providing a monthly retainer of $15,000 plus reimbursement of business expenses incurred. Through September 30, 2006 consulting fees and related expenses totaling $135,000 and $679, respectively, were recorded pursuant to this agreement, which were included in accrued expenses and accounts payable at September 30, 2006, respectively.

NOTE 18 - SECURITY LENDING AGREEMENT

In April 2004, the Company and Taika Investments entered into an agreement pursuant to which the corporation agreed to make available 3 million shares of the Company's common stock, for use by the Company as collateral in subsequent financing transactions. In accordance with the terms of this agreement, the Company is obligated to pay interest on the value of shares borrowed (assuming a value of $1.00 per share) based on the LIBOR rate plus 50 basis points, and must return the borrowed shares by November 30, 2006. In the event of default, the Company has agreed to file a Registration Statement and to return any shares, within 72 hours, which had not previously been returned by the due date. As of December 31, 2004 the Company had borrowed a total of 1,550,000 shares pursuant to this agreement, and the Company had accrued interest expense totaling $ 41,935. As of December 31, 2005, the accrued interest balance was $106,328. As of September 30, 2006 all shares that were borrowed are outstanding.

NOTE 19 - SUBSEQUENT EVENTS

ISSUANCE OF COMMON STOCK ON CONVERSION OF DEBENTURES

In October 2006, the Company issued 2,442,105 shares of common stock pursuant to the terms of convertible debentures.

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

 In December 2005 the company acquired Optimetrix Technologies, Inc. (OTI), a wholly owned subsidiary of UTEK Corp (UTEK). OTI owns technology licensed From Los Alamos National Laboratory, operated by the University of California for the Nuclear Security Administration of the US Department of Energy. The technology is designed to determine optical aging, optical metrics and the presence of cataracts and other optical diseases. The company plans to conduct the necessary research and development of these technologies to bring the product to market during the first quarter of 2008.

In February of 2006, the Company acquired all of the stock of Ocular Therapeutics Inc. (OthI), a wholly owned subsidiary of UTEK Corp. OThI owns technology licensed from Motility Inc. OThI holds the exclusive license to a patented technology for a small protein therapeutic (LD22-4) for the treatment of the wet form of age related macular degeneration. Because LD22-4 directly targets a fundamental requirement for the proliferation of blood vessels, i.e. cell migration, we believe that its mode of action is distinct from other drugs that are on the market or that are in development by other biotechnology or pharmaceutical companies.

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

ITEM 3.  CONTROLS AND PROCEDURES.

At the end of the period covered by this Form 10-QSB, the Company's management, including the Chief Executive and Chief Financial Officers, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Chief Executive and Chief Financial Officers have determined that such controls and procedures are effective to ensure that information relating to the Company required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company's internal controls over financial reporting that were identified during the evaluation that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

31.1 Certification of the Company's Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2 Certification of 's Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1 Certification of the Company's Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2 Certification of the Company's Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

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

Date: November 14, 2006