Form 10QSB/A
period 2006-03-31
Advanced Refractive Technologies, Inc.
filed 2007-03-27
CIK 1082249

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                               (Amendment No. 1)


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [X ].

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

PART I.  FINANCIAL INFORMATION


         ITEM 1. FINANCIAL STATEMENTS

         The following quarterly financial statements have not been reviewed by any independent certified public accountant, as required by law. The Company plans to engage new independent certified public accountants, and will cause such new accountants to review such financial statements.


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

In November 2005, the Company acquired all the outstanding stock of OptiMetrix Technologies, Inc. ("OTI"). OTI holds an exclusive license to a patented technology that takes the application of fiber-optic, OMA based instrumentation as an in vivo diagnostic tool for the human ocular lens.

In February of 2006 the Company acquired all of the stock of Ocular Therapeutics Inc.("OTI"). OTI holds a license to certain technology owned by Motility Inc., relating to a patented technology for a small protein therapeutic (LD22-4) for the treatment of the wet form of age related macular degeneration. Because LD22-4 directly targets a fundamental requirement for the proliferation of blood vessels, i.e. cell migration, the Company believes that its mode of action is distinct from other drugs on the market or in development by other biotechnology or pharmaceutical companies. The consideration for the acquisition was 100,000 shares of Series C Preferred Stock of the Company. The shares are not convertible until after the first anniversary of the agreement. The Series C Preferred Stock converts into $2,800,000 worth of shares of Common Stock of the Company. Additional consideration for the acquisition was the issuance of a warrant to purchase 1,400,000 shares of Common Stock of the Company at 50% of the conversion price.

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


NOTE 3 - BUSINESS COMBINATION

The Company acquired licenses for new technology in November 2005 and February 2006 in return for the issuance of 100,000 shares of Series B Preferred Stock and 100,000 shares of Series B Preferred Stock , respectively. These shares cannot be converted for a period of one year from the date of acquisition. The Company valued the assets and related goodwill acquired through these acquisitions in accordance with "Business Combinations" ("FAS 141"). As of March 31, 2006, no revenues have been generated by these acquisitions.

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


NOTE 7 - DISTRIBUTION AND PATENT AGREEMENTS

In May 2004, the Company entered into a license agreement with Gebauer Medizintech GmbH, pursuant to which the Company acquired exclusive worldwide distribution, sales and marketing rights for certain ophthalmic surgical products used in LASIK refractive surgery procedures.

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

In November 2005 the Company acquired all of the outstanding stock of OptiMetrix Technologies, Inc., a company formed for the sole purpose of obtaining the exclusive license to a patented technology for the detection of cataract formations. The consideration for the purchase was 100,000 shares of Series B Preferred Stock convertible after one year into Common Stock of the Company worth$1,500,000, valued at the market price at the time of conversion. The Company made an evaluation of this purchase in accordance with the guidelines of SFAS 141, and recorded the new license agreement at $75,000. The Company also received cash of $200,000 and recorded goodwill of $1,225,000. The goodwill was deemed not to be impaired at December 31, 2005.

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

Distribution, patent and license agreements consisted of the following at March 31, 2006 and December 31, 2005:

                                           March 31, 2006     December 31, 2005
                                           --------------     -----------------
        Patent agreements                    $   100,000        $   100,000
        License Agreement                        150,000             75,000

        Less: accumulated amortization           (25,307)           (21,844)
                                             -----------        ------------

                                             $   224,693        $   153,156
                                             ============       ============

The unamortized distribution agreement with Gebauer was charged to expense during 2005.


NOTE 8 - ACCRUED EXPENSES

Accrued expenses consist of the following at March 31, 2006 and December 31, 2005:

                                       March 31, 2006     December 31, 2005
                                       --------------     -----------------
        Payroll and related taxes       $    197,506        $     142,763
        Litigation settlement fees           129,669              129,669
        Other accruals                     1,210,896              643,369
                                        -------------       --------------
                                        $  1,538,071        $     915,801
                                        ==============      ==============

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


NOTE 13 - SERIES B PREFERRED STOCK

In December 2005 the Company acquired OptiMetrix Technologies, Inc. ("OTI"), a wholly owned subsidiary of UTEK Corporation (UTEK). OTI holds technology licensed from Los Alamos National Laboratory , operated by the University of California for the Nuclear Security Administration of the U.S. Department of Energy.

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

NOTE 14 - SERIES C PREFERRED STOCK

In February of 2006 the Company acquired all of the stock of Ocular Therapeutics Inc. (OTI) . a wholly owned subsidiary of UTEK Inc. OTI owns technology licensed from Motility Inc. OTI holds the exclusive license to a patented technology for a small protein therapeutic (LD22-4) for the treatment of the wet form of age related macular degeneration. The consideration for the acquisition was 100,000 shares of Series C Convertible Preferred Stock of the Company. The shares are not convertible until after the first anniversary of the agreement. The Series C Preferred Stock converts into $2,800,000 worth of shares of Common Stock of the Company. Additional consideration for the acquisition was the issuance of a warrant to purchase 1,400,000 shares of Common Stock of the Company at 50% of the conversion price.

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

WARRANT ACTIVITY

In February of 2006 the Company acquired all the shares of Ocular Therapeutics Inc. (OTI), a wholly owned subsidiary of UTEK Corporation. . The consideration for the acquisition was 100,000 shares of Series C Convertible Preferred Stock of the Company. Additional consideration for the acquisition was the issuance of a warrant to purchase 1,400,000 shares of Common Stock of the Company at 50% of the conversion price.


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

         In December 2005 the company acquired Optimetrix Technologies, Inc. ("OTI"), OTI owns technology licensed from Los Alamos National Laboratory, operated by the University of California for the Nuclear Security Administration of the US Department of Energy. The technology is designed to determine optical aging, optical metrics and the presence of cataracts and other optical diseases. The company plans to conduct the necessary research and development of these technologies to bring the product to market during the first quarter of 2008.

         In February of 2006 the Company acquired all of the stock of Ocular Therapeutics Inc. (OTI) . a wholly owned subsidiary of UTEK Inc. OTI owns technology licensed from Motility Inc. OTI holds the exclusive license to a patented technology for a small protein therapeutic (LD22-4) for the treatment of the wet form of age related macular degeneration. Because LD22-4 directly targets a fundamental requirement for the proliferation of blood vessels, i.e. cell migration, we believe that its mode of action is distinct from other drugs that are on the market or that are in development by other biotechnology or pharmaceutical companies.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         In February of 2006 the Company issued 100,000 shares of Series C Convertible Preferred Stock of the Company and a warrant to purchase 1,400,000 shares of Common Stock of the Company. The shares and warrant were issued to UTEK Corporation as the consideration for the purchase of all the shares of Ocular Therapeutics Inc.

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


         Date: March 26, 2007